Form 10-Q
period 1996-03-31
NORLAND MEDICAL SYSTEMS INC
filed 1996-05-10
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                               ________________________________________________

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission file number   0-26206
                       _____________________________________________________
                          Norland Medical Systems, Inc.
____________________________________________________________________________
             (Exact name of registrant as specified in its charter)
Delaware                                                          06-1387931
__________________________________      ____________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                       106 Corporate Park Drive, Suite 106
                          White Plains, New York 10604
____________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (914) 694-2285
____________________________________________________________________________
              (Registrant's telephone number, including area code)
                                142 Temple Street
                          New Haven, Connecticut  06510
____________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
    -----    -----
     As of May 1, 1996, 4,576,192 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                         -------------------------------
                                                                            Page
                                                                            ----


Title Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Document Table of Contents  . . . . . . . . . . . . . . . . . . . . . . . . .  2

PART I    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3

Item 1.   Condensed Financial Statements  . . . . . . . . . . . . . . . . . .  3
       Condensed Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .  3
       Condensed Statements of Income . . . . . . . . . . . . . . . . . . . .  4
       Condensed Statements of Changes in Stockholders' Equity  . . . . . . .  5
       Condensed Statements of Cash Flows . . . . . . . . . . . . . . . . . .  6
       Notes to Condensed Financial Statements  . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .  9

PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 11

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Statement Regarding Computation of Earnings Per Share . . . . . . . . . . . . 14

Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
          ------------------------------

Norland Medical Systems, Inc.
Condensed Balance Sheets

                                                                          March 31, 1996          December 31, 1995
                                                                          --------------          -----------------
                                                                          (Unaudited)

                                                   ASSETS
Current assets:
  Cash                                                                   $ 17,639,970                  $ 19,218,865
  Accounts receivable - trade, less allowance for
    doubtful accounts of $150,000 at March 31, 1996
    and December 31, 1995                                                   5,708,930                     4,571,520
  Accounts receivable - affiliate                                             142,395                       180,253
  Inventories                                                                 879,132                       798,484
  Prepaid expenses and other current assets                                   157,415                        68,989
                                                                         ------------                  ------------
Total current assets                                                       24,527,842                    24,838,111
                                                                         ------------                  ------------

Property and equipment                                                         84,013                            --
Product development loan receivable - affiliate                                75,906                        48,519
                                                                         ------------                  ------------

     Total assets                                                        $ 24,687,761                  $ 24,886,630
                                                                         ============                  ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                                     $  1,685,351                  $  2,139,656
  Accounts payable - Stratec                                                  892,975                       493,424
  Accounts payable - Norland                                                       --                        32,000
  Accounts payable - trade                                                    374,156                       361,003
  Accrued expenses                                                            485,837                     1,305,037
  Income taxes payable                                                         40,072                        34,664
  Customer deposits                                                      ------------                  ------------
                                                                            3,478,391                     4,365,784
     Total current liabilities                                           ------------                  ------------



Stockholders' equity:
  Common stock, par value of $0.0005 per share,
      10,000,000 shares authorized, 4,465,500 shares issued
      at March 31, 1996                                                         2,233                         2,000
  Additional paid-in capital                                               18,347,348                    18,350,313
  Retained earnings                                                         2,859,789                     2,168,533
                                                                         ------------                  ------------
     Total stockholders' equity                                            21,209,370                    20,520,846
                                                                         ------------                  ------------

     Total liabilities and stockholders' equity                          $ 24,687,761                  $ 24,886,630
                                                                         ============                  ============

See accompanying notes to condensed financial statements.

Norland Medical Systems, Inc.
Condensed Statements of Income
(Unaudited)

                                                 Three Months Ended
                                         ----------------------------------
                                         March 31, 1996      March 31, 1995
                                         --------------      --------------

Revenue                                      $ 5,218,290        $ 3,895,921
Cost of revenue                                3,415,911          2,600,531
                                             -----------        -----------
     Gross profit                              1,802,379          1,295,390

Sales and marketing expense                      575,348            334,553
General and administrative expense               305,716            225,453
                                             -----------        -----------
     Operating income                            921,315            735,384

Other income                                     242,941              2,515
                                             -----------        -----------
     Income before taxes                       1,164,256            737,899

Provision for taxes                              473,000            299,587
                                             ----------         -----------

     Net income                              $   691,256        $   438,312
                                             ===========        ===========

Earnings per share                           $      0.15        $      0.16
                                             ===========        ===========

Weighted average number of common
and common equivalent shares                   4,704,673          2,668,000
                                             ===========        ===========








See accompanying notes to condensed financial statements.

Norland Medical Systems, Inc.
Condensed Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 1996 and 1995
(Unaudited)


                                                       Common        Paid-In           Stock      Retained
                                  Total       Shares    Stock        Capital   Subscriptions      Earnings
                          ------------    ----------  -------  -------------   -------------   -----------
Balance as of
December 31, 1995         $  20,520,846    4,000,000  $ 2,000   $ 18,350,313             --    $ 2,168,533

Issuance of shares for
stock options exercised             270      465,500      233             37             --            --

Cost and expenses
directly related to the
stock offering                   (3,002)          --        --        (3,002)            --            --

Net income                       691,256          --        --            --             --        691,256
                          --------------   ---------   -------  -----------     -----------    -----------
Balance as of
March 31, 1996            $   21,209,370   4,465,500   $ 2,233  $ 18,347,348             --    $ 2,859,789
                          ==============   =========   =======  ============    ===========    ===========



Balance as of
December 31, 1994        $        68,044   2,000,000   $ 1,000          --      $   (1,000)    $    68,044

Proceeds from common
stock subscriptions                  500          --        --          --             500              --

Net income                       438,312          --        --          --              --     $   438,312
                          --------------   ---------   -------  -----------     -----------    -----------
Balance as of
March 31, 1995           $       506,856   2,000,000   $ 1,000          --      $     (500)    $   506,356
                          ==============   =========   =======  ============    ===========    ===========





        See accompanying notes to condensed financial statements.

Norland Medical Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                           Three Months Ended
                                                     --------------------------------
                                                     March 31, 1996    March 31, 1995
                                                     --------------    --------------
Cash flows from operating activities:
  Net income                                           $    691,256     $     438,312
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization expense                                    12,933                --
     Inventory obsolescence expense                          15,000                --
     Changes in:
       Accounts receivable                               (1,099,552)         (493,475)
       Inventories                                         (108,581)               --
       Prepaid expenses and other current assets            (88,426)          (13,190)
       Accounts payable                                     (86,754)          (48,370)
       Accrued expenses                                      13,153           155,273
       Income taxes payable                                (819,200)          268,587
       Customer deposits                                      5,408            20,937
                                                       ------------      ------------
         Total adjustments                               (2,156,019)          (13,498)
                                                       ------------      ------------
         Net cash (used in) provided by
           operating activities                          (1,464,763)          424,814
                                                       ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                       (84,013)               --
  Product development loan to affiliate                     (27,387)               --
                                                       ------------      ------------
   Net cash used in investing activities                   (111,400)               --
                                                       ------------      ------------

Cash flows from financing activities:
  Notes payable to stockholders                                  --           (500,000)
  Cost and expenses of issuance of common stock              (3,002)                --
  Proceeds from stock options exercised                         270                 --
  Proceeds from common stock subscriptions                       --                500
                                                       ------------      ------------
   Net cash used in financing activities                     (2,732)          (499,500)
                                                       ------------      ------------

Net decrease in cash                                      (1,578,895)          (74,686)

Cash at beginning of period                               19,218,865           554,732
                                                       -------------     -------------

Cash at end of period                                 $   17,639,970    $      480,046
                                                      ==============    ==============











          See accompanying notes to condensed financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                    Notes to Condensed Financial Statements
                                (Unaudited)

(1)  BASIS OF PRESENTATION

The condensed financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, which were audited by Coopers & Lybrand L.L.P., and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 28, 1996.

The condensed balance sheet as of March 31, 1996, the condensed statements of income, changes in stockholders' equity and cash flows for the three months then ended are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)  INVENTORIES

As of March 31, 1996, inventories consist of the following:

     Rental systems                       $  433,680

     Demonstration systems,
     less accumulated amortization
     of $30,348                              276,368

     Spare parts and sub-assemblies,
     less an obsolescence reserve
     of $15,000                               85,597

     Product kits                             83,487
                                          ----------

                                          $  879,132
                                          ==========

Systems used in the Company's short-term rental and pay-per-scan programs are carried in inventory at the lower of cost or net realizable value until the time of sale.

The Company maintains an inventory of demonstration systems to support its marketing efforts. Such systems are carried in inventory at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to a prominent scientist or research institution specializing in the study of bone disease.
In such cases, the Company will carry the device in demonstration system inventory at cost less amortization expense calculated on a straight-line basis over thirty-six months.

Spare parts and sub-assemblies inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventory includes product kits purchased from Stratec which are recorded in inventory at purchase cost until the time of sale or rental of the assembled product.

(3)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Primary income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options which have been included using the treasury stock method only when their effect is dilutive.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- - ---------------------

Revenue for the three months ended March 31, 1996 increased $1,322,369 (33.9%) to $5,218,290 from $3,895,921 for the comparable period of 1995. The increase was largely a result of greater sales volume in the United States following the introduction of the pDEXA in the fourth quarter of 1995 and increased customer interest in the Company's other products. In October 1995, following the clearance by the FDA of Merck's Fosamax(R) for the non-hormonal treatment of osteoporosis in post-menopausal women, the Company began marketing the pDEXA in the United States. Sales in Japan and the United States represented 50.9% and 28.5%, respectively, of total revenue for the three months ended March 31, 1996. Sales in Japan and the United States represented 81.5% and 6.3%, respectively, of total revenue for the three months ended March 31, 1995. Sales of complete bone densitometry systems represented 92.9% and 93.2% of total revenue for the three months ended March 31, 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 65.5% and 66.8% for the three months ended March 31, 1996 and 1995, respectively, resulting in a gross margin of 34.5% for the three months ended March 31, 1996 compared to 33.2% for the comparable period of 1995.

Sales and marketing expense increased $240,795 (72.0%) to $575,348 for the three months ended March 31, 1996 from $334,553 for the three months ended
March 31, 1995, and increased as a percentage of revenue to 10.9% from 8.6%. The increases were primarily due to increased salaries, commissions and incentive payments related to the increased sales staff and sales volume, increased expenses related to customer service and marketing expenses related to United States market introduction of the pDEXA.

General and administrative expense increased $80,263 (35.6%) to $305,716 for the three months ended March 31, 1996 from $225,453 for the three months ended March 31, 1995 and increased as a percentage of revenue to 5.9% from 5.8%. The increases were primarily due to increased expenses of new and existing personnel and legal, accounting and other expenses attributable to the Company being a public company.

Other income in the three months ended March 31, 1996 consisted primarily of $246,747 of interest earned on the initial public offering proceeds and other cash balances, which amount was reduced by $3,806 of other expenses, which consisted primarily of bank charges and other fees related to bank transfers. In the three months ended March 31, 1995, other income consisted primarily of interest earned on cash balances which was reduced by charges and other fees related to bank transfers.

The provision for taxes for the three months ended March 31, 1996 increased by $173,413 (57.9%) to $473,000 from $299,587 for the three months ended March 31,
1995. The Company has provided for income taxes at its current effective tax rate of 40.6% for the three months ended March 31, 1996 and 1995. The increase was entirely due to the relative increase in income before taxes.

The Company had net income of $691,256 for the three months ended March 31, 1996 compared to net income of $438,312 for the three months ended March 31, 1995, an increase of $252,944 (57.7%). The increase was due primarily to greater sales volume of the Company's pDEXA system and interest earned on cash balances.

Liquidity and Capital Resources
- - -------------------------------

Cash decreased $1,578,895 to $17,639,970 in the three months ended March 31, 1996. The decrease in cash is primarily the result of the Company making nearly $1.3 million in payments of its corporate tax liabilities related to 1995 and the first quarter of 1996. The Company's accounts receivable increased 23.1% to $5,851,325 at March 31, 1996 from $4,751,773 at
December 31, 1995. The increase in accounts receivable reflects higher sales volume. Property and equipment consist of computer equipment and a management information system that were acquired during the first quarter of 1996.

On April 2, 1996, the Company acquired Dove Medical Systems ("Dove") and certain assets that were licensed to Dove, and the Company gave as consideration 107,692 shares of its Common Stock and $3,600,000 in cash.

Other capital expenditures in 1996 are expected to include improvements to leased facilities. The Company also expects to purchase additional systems in 1996 for its short-term rental and pay-per-scan programs and as demonstration systems. In addition, the Company expects to provide additional financing to Norland Corporation and Stratec Medizintechnik GmbH under the Product Development Loan Agreement with such manufacturers.

Management believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's growth and operations for at least the next twelve months. However the nature of the Company's business is that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in numerous foreign markets and the United States. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's ability to meet its cash needs through internal sources.

Norland Medical Systems, Inc.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of stockholders during the quarter ended March 31, 1996. The Annual Meeting of Company Stockholders will be held at the Crowne Plaza Hotel, 66 Hale Avenue, White Plains, New York 10601, at 10:00 a.m. on Thursday, May 30, 1996.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits Furnished:

     (11) Statement Regarding Computation of Earnings Per Share

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996. On April 16, 1996, the Company filed a report on Form 8-K describing its acquisition of Dove.

Norland Medical Systems, Inc.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)

                                    /s/ Ralph G. Theodore
                                   ______________________________
Date:  May 9, 1996                      Ralph G. Theodore
                                   Vice President, Operations


                                    /s/ Kurt W. Streams
                                   ______________________________
Date:  May 9, 1996                      Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

Exhibit Index

Number         Description                                            Page
- - ------         -----------                                            ----

   11          Statement Regarding Computation of Earnings Per Share    14

   27          Financial Data Schedule                                  15