Form 10-Q
period 1996-06-30
NORLAND MEDICAL SYSTEMS INC
filed 1996-08-13
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                                ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________




Commission file number                 0-26206
                      ----------------------------------------------------------



                          Norland Medical Systems, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              06-1387931
- -----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                       106 Corporate Park Drive, Suite 106
                          White Plains, New York 10604
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (914) 694-2285
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----    ----

     As of July 31, 1996, 6,895,781 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                            Page
                                                                            ----

Title Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Document Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 3

Item 1.   Condensed Consolidated Financial Statements. . . . . . . . . . . . . 3
          Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . 3
          Condensed Consolidated Statements of Income. . . . . . . . . . . . . 4
          Condensed Consolidated Statements of Changes in Stockholders'
          Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
          Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . 6
          Notes to Condensed Consolidated Financial Statements . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14



PART I         FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets
                                                                           June 30, 1996                        December 31, 1995
                                                                           -------------                        -----------------
                                                                            (Unaudited)

                                                              ASSETS

Current assets:
  Cash                                                                      $ 11,676,698                           $ 19,218,865
  Accounts receivable - trade, less allowance for
    doubtful accounts of $150,000 at June 30, 1996
    and December 31, 1995                                                      8,287,971                              4,571,520
  Accounts receivable - affiliate                                                266,955                                180,253
  Inventories                                                                  1,354,236                                798,484
  Prepaid expenses and other current assets                                      224,934                                 68,989
                                                                            ------------                           ------------
              Total current assets                                            21,810,794                             24,838,111
                                                                            ------------                           ------------

 Investment in Vitel, Inc.                                                       250,000                                 --
 Property and equipment                                                          204,075                                 --
 Product development loan receivable - affiliate                                  75,906                                 48,519
 Patent, net                                                                     397,020                                 --
 Goodwill, net                                                                 3,217,288                                 --
 Other intangible assets, net                                                  2,947,229                                 --
                                                                            ------------                           ------------
Total assets                                                                $ 28,902,312                           $ 24,886,630
                                                                            ------------                           ------------
                                                                            ------------                           ------------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - Stratec                                                $  1,108,088                           $  2,139,656
  Accounts payable - Norland                                                   1,708,132                                493,424
  Accounts payable - trade                                                       185,207                                 32,000
  Accrued expenses                                                               476,100                                361,003
  Income taxes payable                                                           123,245                              1,305,037
  Customer deposits                                                               30,740                                 34,664
                                                                            ------------                           ------------
Total current liabilities                                                      3,631,512                              4,365,784
                                                                            ------------                           ------------


Stockholders' equity:
  Common stock, par value of $0.0005 per share,
    10,000,000 shares authorized, 6,895,781 shares issued
    at June 30, 1996                                                               3,448                                  3,000
  Additional paid-in capital                                                  21,658,170                             18,349,813
  Retained earnings                                                            3,609,182                              2,168,033
                                                                            ------------                           ------------

Total stockholders' equity                                                    25,270,800                             20,520,846
                                                                            ------------                           ------------
Total liabilities and stockholders' equity
                                                                            $ 28,902,312                           $ 24,886,630
                                                                            ------------                           ------------
                                                                            ------------                           ------------


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Income
(Unaudited)


                                                         Three Months Ended                              Six Months Ended
                                                   ---------------------------------               -------------------------------
                                                   June 30, 1996       June 30, 1995               June 30, 1996     June 30, 1995
                                                   -------------       -------------               -------------     -------------

Revenue                                             $  6,949,116        $  4,003,310                $ 12,167,406      $  7,899,231
Cost of revenue                                        4,380,130           2,749,148                   7,796,041         5,349,679
                                                    ------------        ------------                ------------      ------------
     Gross profit                                      2,568,986           1,254,162                   4,371,365         2,549,552


Sales and marketing expense                              883,172             286,829                   1,458,520           621,382
General and administrative expense                       594,056             171,199                     899,772           396,652
                                                    ------------        ------------                ------------      ------------
     Operating income                                  1,091,758             796,134                   2,013,073         1,531,518



Other income                                             170,757               4,650                     413,698             7,164
                                                    ------------        ------------                ------------      ------------
Income before taxes                                    1,262,515             800,784                   2,426,771         1,538,682

Provision for taxes                                      512,458             325,118                     985,458           624,705
                                                    ------------        ------------                ------------      ------------
     Net income                                     $    750,057        $    475,666                $  1,441,313      $    913,977
                                                    ------------        ------------                ------------      ------------
                                                    ------------        ------------                ------------      ------------

Earnings per share                                  $       0.10        $       0.12                $       0.20      $       0.23
                                                    ------------        ------------                ------------      ------------
                                                    ------------        ------------                ------------      ------------

Weighted average number of common
and common equivalent shares                           7,263,912           4,002,000                   7,157,296         4,002,000
                                                    ------------        ------------                ------------      ------------
                                                    ------------        ------------                ------------      ------------



See accompanying notes to condensed consolidated financial statements

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity For the Six Months Ended June 30, 1996 and 1995
(Unaudited)


                                                                        Common        Paid-In            Stock       Retained
                                             Total         Shares        Stock        Capital    Subscriptions       Earnings
                                       -----------      ---------       ------    -----------    -------------    -----------

Balance as of
December 31, 1995                      $20,520,846      6,000,000       $3,000    $18,349,813               --    $ 2,168,033

Issuance of shares for
stock options exercised                        288        734,250          367            (79)              --             --

Issuance of shares to
acquire Dove Medical
Systems                                  3,311,519        161,538           81      3,311,438               --             --

Cost and expenses
directly related to the
stock offering                              (3,002)            --           --         (3,002)              --             --

Cash paid in lieu of
fractional shares on
3-for-2 stock split
on June 14, 1996                              (164)            (7)          --             --               --           (164)



Net income                               1,441,313             --           --             --               --      1,441,313
                                       -----------       --------       ------    -----------    -------------    -----------

Balance as of
June 30, 1996                          $25,270,800      6,895,781       $3,448    $21,658,170               --    $ 3,609,182
                                       -----------      ---------       ------    -----------    -------------    -----------
                                       -----------      ---------       ------    -----------    -------------    -----------

Balance as of
December 31, 1994                          $68,044      3,000,000       $1,500             --         $ (1,000)    $   67,544

Proceeds from common
stock subscriptions                          1,000             --           --             --            1,000             --

Net income                                 913,977             --           --              --              --    $   913,977
                                       -----------      ---------       ------    -----------    -------------    -----------

Balance as of
June 30, 1995                             $983,021      3,000,000       $1,500             --    $          --    $   981,521
                                       -----------      ---------       ------    -----------    -------------    -----------
                                       -----------      ---------       ------    -----------    -------------    -----------



See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                   Six Months Ended
                                                                                            ---------------------------------
                                                                                            June 30, 1996       June 30, 1995
                                                                                            -------------       -------------

Cash flows from operating activities:
   Net income                                                                                 $ 1,441,313          $  913,977
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for doubtful accounts                                                                  --              40,000
      Amortization expense                                                                        116,200                  --
      Depreciation expense                                                                         10,612                  --
      Inventory obsolescence expense                                                               30,000                  --
      Changes in:
         Accounts receivable                                                                   (3,703,846)            (15,077)
         Inventories                                                                             (380,055)           (221,723)
         Prepaid expenses and other current assets                                               (138,680)            (51,068)
         Accounts payable                                                                         217,280             (55,652)
         Accrued expenses                                                                         (32,304)            127,142
      Income taxes payable                                                                     (1,181,792)            533,555
      Customer deposits                                                                           (28,424)           (118,000)
                                                                                              -----------          ----------
            Total adjustments                                                                  (5,091,009)            199,177
                                                                                              -----------          ----------
            Net cash (used in) provided by operating activities                                (3,649,696)          1,153,154
                                                                                              -----------          ----------

Cash flows from investing activities:
   Payment for purchase of certain, intangible assets of Dove Medical Systems,
    net of cash acquired                                                                       (3,432,937)
   Investment in Vitel, Inc.                                                                     (250,000)
   Purchases of property  and equipment                                                          (179,269)                 --
   Product development loan to affiliate                                                          (27,387)                 --
                                                                                              -----------          ----------
      Net cash used in investing activities                                                    (3,889,593)                 --
                                                                                              -----------          ----------

Cash flows from financing activities:
   Notes payable to stockholders                                                                       --            (750,000)
   Cost and expenses of issuance of common stock                                                   (3,002)                 --
   Cash paid for fractional shares                                                                   (164)                 --
   Proceeds from stock options exercised                                                              288                  --
   Proceeds from common stock subscriptions                                                            --               1,000
                                                                                              -----------          ----------
      Net cash used in financing activities                                                        (2,878)           (749,000)
                                                                                              -----------          ----------

Net decrease in cash                                                                           (7,542,167)            404,154

Cash at beginning of period                                                                    19,218,865             554,732
                                                                                              -----------          ----------

Cash at end of period                                                                         $11,676,698          $  958,886
                                                                                              -----------          ----------
                                                                                              -----------          ----------

Non-cash investing activities:

   On April 2, 1996, the Company acquired Dove Medical Systems, issuing 161,538 shares of Common Stock valued at $3,311,519.




See accompanying notes to condensed consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  BASIS OF PRESENTATION



The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, which were audited by Coopers & Lybrand L.L.P., and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 28, 1996. The figures in these statements have been restated to reflect the 3-for-2 stock split which was effective June 14, 1996.

The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of income for the three and six months ended June 30, 1996, and changes in stockholders' equity and cash flows for the six months then ended are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)  INVENTORIES

As of June 30, 1996, inventories consist of the following:

     Demonstration systems,
     less accumulated amortization
     of $45,406                                               $592,341

     Rental systems                                            417,955

     Raw materials, product kits
     spare parts and sub-assemblies,
     less an obsolescence reserve
     of $30,000                                                231,162

     Finished goods                                             86,664
     Work in process                                            26,114
                                                             ---------


                                                            $1,354,236
                                                             ---------
                                                             ---------

Systems used in the Company's short-term rental and pay-per-scan programs are carried in inventory at the lower of cost or net realizable value until the time of sale.

The Company maintains an inventory of demonstration systems used for marketing and customer service purposes. Such systems are carried in inventory at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to a prominent scientist or research institution specializing in the study of bone disease. In such cases, the Company will carry the device in demonstration system inventory at cost less amortization expense calculated on a straight-line basis over thirty-six months.

Parts and sub-assemblies inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

(3)  ACQUISITION OF DOVE MEDICAL SYSTEMS

On April 2, 1996, the Company acquired Dove Medical Systems (Dove) in a transaction accounted for under the purchase method of accounting. The condensed consolidated financial statements reflect the issuance of 161,538 shares of Company Common Stock in exchange for all outstanding Dove shares. In addition, the statements reflect a payment by the Company of $3,600,000 in exchange for certain patent and other intangible assets owned by the Dove majority shareholder and other investors. The goodwill, patent and other intangible assets are amortized over their useful lives of 20, 10 and 20 years, respectively.

(4)  INVESTMENT IN VITEL, INC.

On May 31, 1996, the Company entered into a distribution agreement with Vitel, Inc. of Dallas, Texas (Vitel), pursuant to which the Company has the worldwide rights to all products that may be developed by Vitel. The Company also made a $250,000 investment in Vitel which represents a minority interest that is accounted for according to the cost method. Vitel has not yet developed any products which are marketed. Vitel is currently developing bone diagnostic devices that use technology called Ultrasound Critical Angle Reflection under an exclusive license from the University of Texas Southwestern Medical Center of Dallas.

(5)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Primary income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options which have been included using the treasury stock method only when their effect is dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the three months ended June 30, 1996 increased $2,945,806 (73.6%) to $6,949,116 from $4,003,310 for the comparable period of 1995. Revenue for the six months ended June 30, 1996 increased $4,268,175 (54.0%) to $12,167,406 from
$7,899,231 for the comparable period in 1995. The increases were largely a result of increased sales of pDEXA systems in the United States following its introduction in the fourth quarter of 1995, increased sales of the Company's other products and sales by Dove (which was acquired by the Company on April 2, 1996). Sales of pDEXA systems in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry sales in Japan and recent operational difficulties experienced in pDEXA units installed in Japan and the southeastern United States related to the effects of humidity on one component. The Company believes that these operational difficulties have been addressed. The Company anticipates that pDEXA sales in Japan will decline further in the third quarter. Sales in Japan and the United States represented 31.7% and 43.1%, respectively, of total revenue for the three months ended June 30, 1996 and 62.1% and 7.2%, respectively, of total revenue for the three months ended June 30, 1995. Sales in Japan and the United States represented 40.0% and 36.8%, respectively, of total revenue for the six months ended June 30, 1996 and 71.6% and 6.7%, respectively, of total revenue for the six months ended June 30, 1995. Sales of complete bone densitometry systems represented 94.1% and 96.0% of total revenue for the three months ended June 30, 1996 and 1995, respectively, and 93.6% and 94.6% of total revenues for the six months ended June 30, 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 63.0% and 68.7% for the three months ended June 30, 1996 and 1995, respectively, resulting in a gross margin of 37.0% for the three months ended June 30, 1996 compared to 31.3% for the comparable period of 1995. Cost of revenue as a percentage of revenue was 64.1% and 67.7% for the six months ended June 30, 1996 and 1995, respectively, resulting in a gross margin of 35.9% for the six months ended June 30, 1996 compared to 32.3% for the comparable period of 1995. The increases in gross margin are attributed primarily to second quarter sales of OsteoAnalyzer
Systems manufactured by Dove, for which the Company receives the entire margin between the manufacturer's cost and the Company's sale price. A portion of such margin on the Company's other products is paid to the manufacturers.

Sales and marketing expense increased $596,343 (207.9%) to $883,172 for the three months ended June 30, 1996 from $286,829 for the three months ended June 30, 1995, and increased as a percentage of revenue to 12.7% from 7.2%. Sales and marketing expense increased $837,138 (134.7%) to $1,458,520 for the six month period ended June 30, 1996 from $621,382 for the six months ended June 30, 1995, and increased as a percentage of revenue to 12.0% from 7.9%. The increases were primarily due to increased salaries and commissions related to increased sales staff and sales volume, increased expenses related to customer service, marketing expenses related to penetration of the United States market, and inclusion of the sales expenses of Dove for the second quarter of 1996.

General and administrative expense increased $422,857 (247.0%) to $594,056 for the three months ended June 30, 1996 from $171,199 for the three months ended June 30, 1995 and increased as a percentage of revenue to 8.6% from 4.3%. General and administrative expense increased $503,120 (126.8%) to $899,772 for the six months period ended June 30,1996 from $396,652 for the six months ended June 30, 1995 and increased as a percentage of revenue to 7.4% from 5.0%. The increases were primarily due to increased expenses of new and existing personnel, legal, accounting and other expenses attributable to the Company being a public company, and the inclusion of Dove's operations for the second quarter of 1996.

Other income in 1996 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. Other income in 1995 consisted primarily of interest earned on cash balances which was reduced by charges and other fees related to bank transfers.

The provision for taxes for the three months ended June 30, 1996 increased by $187,340 (57.6%) to $512,458 from $325,118 for the three months ended June 30,
1995. The provision for taxes for the six months ended June 30, 1996 increased by $360,753 (57.7%) to $985,458 from $624,705 for the six months ended June 30,
1996. The Company has provided for income taxes at its current effective tax rate of 40.6% for both the three months and six months ended June 30, 1996 and 1995. The increases were entirely due to the relative increase in income before taxes.

The Company had net income of $750,057 for the three months ended June 30, 1996 compared to net income of $475,666 for the three months ended June 30, 1995, an increase of $274,391 (57.7%). The Company had net income of $1,441,313 for the six months ended June 30, 1996 compared to net income of $913,977 for the six months ended June 30, 1995, an increase of $527,336 (57.7%). The increases were due primarily to increased sales and interest earned on cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $7,542,167 to $11,676,698 in the six months ended June 30, 1996. The decrease in cash was primarily the result of the Company acquiring Dove and certain intangible assets used by Dove in exchange for shares of Company Common Stock and $3.6 million in cash, accounts receivable increasing $3.8 million and the payment of $1.9 million in corporate income taxes.

The Company's accounts receivable increased 80.0% to $8,554,926 at June 30, 1996 from $4,751,773 at December 31, 1995. The increase in accounts receivable reflects both higher sales volume and less prompt payments by the Company's customers. At June 30, 1996, the largest balance, 41.6% of total outstanding trade receivables, was owed by Nissho Iwai, the Company's distributor in Japan.


At December 31, 1995, the Company employed no fixed assets other than leased computers and office furniture. Property and equipment as of June 30, 1996 consisted of computer and telephone equipment and a management information system that were obtained during 1996. Other capital expenditures in 1996 are expected to include continued improvements to leased facilities and information systems. The Company may also purchase additional systems in 1996 for its short-term rental and pay-per-scan programs and as demonstration systems. In addition, the Company expects to provide additional financing under its Product Development Loan Agreement with Norland Corporation and Stratec Medizintechnik GmbH.

In June of 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the offering of 2,250,000 shares of the Company's Common Stock. As a result of the general stock market decline and the decline in the price of the Company's Common Stock since June, the Company determined that it was not in the Company's best interests to proceed with the offering and requested that the registration statement be withdrawn. The Company will recognize expenses incurred with respect to this offering in the third quarter of 1996.

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

Norland Medical Systems, Inc.

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc. was held on May 30, 1996.

(b) The following persons were elected as directors of the Company at the Annual Meeting: Reynald G. Bonmati, James J. Baker, Michael W. Huber, Robert L. Piccioni and Albert S. Waxman.

(c)  The following matters were voted on at the Annual Meeting:

     (1) The proposal to elect the five persons named in Item 4(b) as directors of the Company for the ensuing year was approved as follows: 4,000,082 shares in favor of each candidate, 1,300 shares withheld for each candidate and no broker non-votes.

     (2) The proposal to approve and adopt the Company's Amended and Restated 1994 Stock Option and Incentive Plan was approved as follows: 3,023,156 shares for, 541,063 shares against, 2,742 shares abstaining and 434,421 shares broker non-votes.

     (3) The proposal to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1996 was approved as follows: 4,001,182 shares for, 100 shares against, 100 shares abstaining and no broker non-votes.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Furnished:

     10.4 Distributorship Agreement between the Company, Nissho Iwai Corporation and Nissho Iwai American Corporation

     11   Statement Regarding Computation of Earnings Per Share

(b)  Reports on Form 8-K:

     On April 16 and June 6, 1996, the Company filed reports on Forms 8-K and 8-K/A, respectively, relating to the acquisition of Dove Medical Systems.
     The Form 8-K/A contained the following financial statements: audited financial statements of Dove Medical Systems for the years ended December 31, 1995 and 1994; unaudited financial statements of Dove Medical Systems for the three months ended March 31, 1996 and 1995; and unaudited pro forma combined condensed financial statements giving effect to the acquisition of Dove Medical Systems by the Company.

Norland Medical Systems, Inc.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)

                                   /s/ Ralph G. Theodore
                                   ------------------------------
Date:  August 13, 1996             Ralph G. Theodore
                                   Vice President, Operations


                                   /s/ Kurt W. Streams
                                   ------------------------------
Date:  August 13, 1996             Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

Exhibit Index

Number         Description
- ------         -----------

10.4           Distributorship Agreement

11             Statement Regarding Computation of Earnings Per Share

27             Financial Data Schedule