Form 10-Q
period 1996-09-30
NORLAND MEDICAL SYSTEMS INC
filed 1996-11-14
CIK 946428

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                               -------------------------------------------------

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                0-26206
                       ---------------------------------------------------------

                  Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



                         Delaware                                             06-1387931
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


               106 Corporate Park Drive, Suite 106
                  White Plains, New York  10604
--------------------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (914) 694-2285
--------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


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
Yes   X       No _____
    -----    -----

    As of October 31, 1996, 6,904,781 shares of the registrant's Common Stock, sssssssssssssssssssssssss$0.0005 par value, were outstanding.

                  NORLAND MEDICAL SYSTEMS, INC.
                 TABLE OF CONTENTS FOR FORM 10-Q
                 -------------------------------

                                                                            Page
                                                                            ----

Title Page.....................................................................1

Document Table of Contents.....................................................2
PART I   FINANCIAL
INFORMATION....................................................................3
Item 1.  Condensed Consolidated Financial Statements...........................3
         Condensed Consolidated Balance Sheets.................................3
         Condensed Consolidated Statements of Income...........................4
         Condensed Consolidated Statements of Changes in Stockholders' Equity..5
         Condensed Consolidated Statements of Cash Flows.......................6
         Notes to Condensed Consolidated Financial Statements..................7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9
PART II  OTHER INFORMATION....................................................12
Item 1.  Legal Proceedings....................................................12
Item 2.  Changes in Securities................................................12
Item 3.  Defaults Upon Senior Securities......................................12
Item 4.  Submission of Matters to a Vote of Security Holders..................12
Item 5.  Other Information....................................................12
Item 6.  Exhibits and Reports on Form 8-K.....................................12
Signatures....................................................................13

Exhibit Index.................................................................14

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
         ------------------------------

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets


                                                       September 30, 1996  December 31, 1995
                                                       ------------------  -----------------
                                                           (Unaudited)


                                                 ASSETS
Current assets:
  Cash                                                    $ 9,766,267         $19,218,865
  Account receivable - trade, less allowance for
    doubtful accounts of $220,000 at September 30, 1996
    and $150,000 at December 31, 1995                      10,981,142           4,571,520
  Accounts receivable - affiliates                            349,581             180,253
  Inventories, net                                          1,421,861             798,484
  Loans to officers                                         1,108,754                  --
  Prepaid expenses and other current assets                   352,745              68,989
                                                          -----------         -----------
          Total current assets                             23,980,350          24,838,111
                                                          -----------         -----------

  Investment in Vitel, Inc.                                   260,000                  --
  Property and equipment, net                                 315,990                  --
  Product development loan receivable - affiliate              81,257              48,519
  Patent, net                                                 386,840                  --
  Goodwill, net                                             3,176,565                  --
  Other intangible assets, net                              2,909,923                  --
                                                          -----------         -----------
          Total assets                                    $31,110,925         $24,886,630
                                                          -----------         -----------
                                                          -----------         -----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Accounts payable - Norland                              $ 3,231,060         $   493,424
  Accounts payable - Stratec                                1,491,119           2,139,656
  Accounts payable - trade                                    202,727              32,000
  Accrued expenses                                            472,008             361,003
  Income taxes (recoverable) payable                          (87,623)          1,305,037
  Customer deposits                                            15,500              34,664
                                                          -----------         -----------
          Total current liabilities                         5,324,791           4,365,784
                                                          -----------         -----------

  Stockholders' equity:
    Common stock, par value of $0.0005 per share,
     10,000,000 shares authorized, 6,895,781 shares issued
     at September 30, 1996                                      3,448               3,000
  Additional paid-in capital                               21,658,170          18,349,813
  Retained earnings                                         4,124,516           2,168,033
                                                          -----------         -----------
          Total stockholders' equity                       25,786,134          20,520,846
                                                          -----------         -----------

          Total liabilities and stockholders' equity      $31,110,925         $24,886,630
                                                          -----------         -----------
                                                          -----------         -----------

See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Income
(Unaudited)

                                       Three Months Ended                       Nine Months Ended
                               --------------------------------------  --------------------------------------
                               September 30, 1996  September 30, 1995  September 30, 1996  September 30, 1995
                               ------------------  ------------------  ------------------  ------------------

Revenue                            $ 8,066,882        $ 5,230,527         $20,234,288        $13,129,758
Cost of revenue                      5,414,587          3,711,107          13,210,628          9,060,786
                                   -----------        -----------         -----------        -----------
  Gross profit                       2,652,295          1,519,420           7,023,660          4,068,972

Sales and marketing expense            941,743            471,440           2,400,263          1,092,822
General and administrative expense     592,302            328,169           1,492,074            724,821
Stock offering charge                  397,697                 --             397,697                 --
                                   -----------        -----------         -----------        -----------
  Operating income                     720,553            719,811           2,733,626          2,251,329

Other income                           146,782            130,848             560,480            138,012
                                   -----------        -----------         -----------        -----------
  Income before taxes                  867,335            850,659           3,294,106          2,389,341

Provision for taxes                    352,000            345,295           1,337,459            970,000
                                   -----------        -----------         -----------        -----------

  Net income                       $   515,335        $   505,364         $ 1,956,647        $ 1,419,341
                                   -----------        -----------         -----------        -----------
                                   -----------        -----------         -----------        -----------

Earnings per share                 $      0.07        $      0.08         $      0.27        $      0.30
                                   -----------        -----------         -----------        -----------
                                   -----------        -----------         -----------        -----------

Weighted average number of common
and common equivalent shares         7,214,920          5,965,598           7,176,061          4,663,725
                                   -----------        -----------         -----------        -----------
                                   -----------        -----------         -----------        -----------










See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity For the Nine Months Ended September 30, 1996 and 1995
(Unaudited)


                                                       Common       Pain-In       Stock        Retained
                               Total        Shares      Stock       Capital   Subscriptions    Earnings
                               -----        ------     ------       -------   -------------    --------
Balance as of
December 31, 1994           $    68,044   3,000,000   $   1,500   $       --   $   (1,000)   $   67,544

Proceeds from common
stock subscription                1,000          --          --           --        1,000            --

Issuance of 3,000,000
shares of common stock
on August 2, 1995 net of
costs and expenses directly
related to the offering      18,390,985   3,000,000       1,500   18,389,485           --            --

Net income                    1,419,341          --          --           --           --     1,419,341
                            -----------   ---------      ------  -----------    ---------    ----------

Balance as of
September 30, 1995          $19,879,370   6,000,000      $3,000  $18,389,485   $       --    $1,486,885
                            -----------   ---------      ------  -----------    ---------    ----------
                            -----------   ---------      ------  -----------    ---------    ----------

Balance as of
December 31, 1995           $20,520,846   6,000,000  $    3,000  $18,349,813   $       --    $2,168,033


Issuance of shares for
stock options exercised             288     734,250         367          (79)          --            --

Issuance of shares to
acquire Dove Medical
Systems                       3,311,519     161,538          81    3,311,438           --            --

Costs and expenses
directly related to the
stock offering                   (3,002)         --          --       (3,002)          --            --

Cash paid in lieu of
fractional shares on 3- for
2- split on June 14, 1996          (164)         (7)         --           --           --          (164)

Net income                    1,956,647          --          --           --           --     1,956,647
                            -----------   ---------      ------  -----------    ---------    ----------

Balance as of
September 30, 1996          $25,786,134   6,895,781   $  3,448  $21,658,170    $       --    $4,124,516
                            -----------   ---------   ---------  -----------    ---------    ----------
                            -----------   ---------   ---------  -----------    ---------    ----------


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                               Nine Months Ended
                                                    ------------------------------------------
                                                    September 30, 1996     September. 30, 1995
                                                    ------------------     -------------------

Cash flows from operating activities:
Net income                                              $1,956,647            $ 1,419,341
Adjustments to reconcile net income to net cash
 provided by operating activities:
Provision for doubtful accounts                             70,000                100,000
Inventory obsolescence expense                              30,000                     --
Amortization expense                                       228,138                  6,966
Depreciation expense                                        36,044                     --
  Change in:
    Accounts receivable                                 (6,509,776)              (443,706)
    Inventories                                           (469,992)              (612,261)
    Prepaid expenses                                      (267,910)               (20,821)
    Accounts payable                                     2,100,891                434,778
    Accrued expenses                                       (36,394)               591,965
    Income taxes payable                                (1,392,660)               870,361
    Customer deposits                                      (43,664)              (118,000)
                                                        ----------            -----------
Total adjustments                                       (6,255,323)               809,282
                                                        -----------           -----------

Net cash (used in) provided by operating activities     (4,298,676)             2,228,623
                                                        -----------           -----------

Cash flows from investing activities:
Payment for purchase of certain intangible assets of Dove
   Medical Systems, net of cash acquired                (3,432,937)                    --
Investment in Vitel, Inc.                                 (260,000)                    --
Purchases of property and equipment                       (316,615)                    --
Loans to officers                                       (1,108,754)                    --
Product development loan to affiliate                      (32,738)                    --
                                                        ----------            -----------
Net cash used in investing activities                   (5,151,044)                    --
                                                        ----------            -----------
Cash flows from financing activities:
Proceeds from stock options exercised                          288                     --
Notes payable to stockholders                                   --               (750,000)
Costs and expenses of issuing common stock                  (3,002)                    --
Proceeds from issuance of common stock, net                     --             18,390,985
Cash paid for fractional shares                               (164)                    --
Proceeds from common stock subscriptions                        --                  1,000
                                                        ----------            -----------
Net cash (used in) provided by financing activities         (2,878)            17,614,985
                                                        ----------            -----------
Net (decrease) increase in cash                         (9,452,598)            19,870,608
Cash at beginning of period                             19,218,856                554,732
                                                        ----------            -----------
Cash at end of period                                   $9,766,267            $20,425,340
                                                        ----------            -----------
                                                        ----------            -----------


The $18,390,985 net proceeds of the initial public offering represents the $21,000,000 of gross proceeds less the costs and expenses directly related to the offering of $2,609,015.

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

The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of income for the three and nine months ended September 30, 1996, and changes in stockholders' equity and cash flows for the nine months then ended are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2) INVENTORIES

As of September 30, 1996, inventories consist of the following:

         Demonstration systems,
         less accumulated amortization
         of $67,716                     $  639,583

         Rental systems                    177,712

         Raw materials, product kits
         spare parts and sub-assemblies,
         less an obsolescence reserve
         of $34,000                        409,743

         Finished goods                    162,692
         Work in progress                   32,131
                                        ----------

                                        $1,421,861
                                        ----------
                                        ----------

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

(4) INVESTMENT IN VITEL, INC.

On May 31, 1996, the Company entered into a distribution agreement with Vitel, Inc. of Dallas, Texas (Vitel), pursuant to which the Company has the worldwide rights to all products that may be developed by Vitel. The Company also made a $260,000 investment in Vitel which represents a minority interest that is accounted for according to the cost method. Vitel has not yet developed any products which are marketed. Vitel is currently developing bone diagnostic devices that use technology called Ultrasound Critical Angle Reflection under an exclusive license from the University of Texas Southwestern Medical Center of Dallas.

(5) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Primary income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options which have been included using the treasury stock method only when their effect is dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS



Revenue for the three months ended September 30, 1996 increased $2,836,355 (54.2%) to $8,066,882 from $5,230,527 for the comparable period of 1995.
Revenue for the nine months ended September 30, 1996 increased $7,104,530 (54.1%) to $20,234,288 from $13,129,758 for the comparable period in 1995. The increases were largely a result of increased sales of pDEXA systems in the United States following its introduction in the fourth quarter of 1995, increased sales of the Company's other products and sales by Dove (which was acquired by the Company on April 2, 1996). Sales of pDEXA systems in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry sales in Japan and operational difficulties experienced earlier in 1996 with pDEXA units installed in Japan and the southeastern United States related to the effects of humidity on one component. The Company believes that these operational difficulties have been addressed. Sales in Japan and the United States represented 10.1% and 71.2%, respectively, of total revenue for the three months ended September 30, 1996 and 68.9% and 6.5% respectively, of total revenue for the three months ended September 30, 1995. Sales in Japan and the United States represented 28.0% and 50.5%, respectively, of total revenue for the nine months ended September 30, 1996 and 70.6% and 6.5%, respectively, of total revenue for the nine months ended September 30, 1995. Sales of complete bone densitometry systems represented 95.1% and 94.6% of total revenue for the three months ended September 30, 1996 and 1995, respectively, and 94.2% and 94.5% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 67.1% and 71.0% for the three months ended September 30, 1996 and 1995, respectively, resulting in a gross margin of 32.9% for the three months ended September 30, 1996 compared to 29.0% for the comparable period of 1995. Cost of revenue as a percentage of revenue was 65.3% and 69.0% for the nine months ended September 30, 1996 and 1995, respectively, resulting in a gross margin of 34.7% for the nine months ended September 30, 1996 compared to 31.0% for the comparable period of 1995. The increases in gross margin are attributed to the product mix in the current periods which consisted of a relatively greater proportion of revenues from higher margin products such as the pDEXA when sold directly by the Company to customers in the United States. In an effort to further increase system sales volume in the United States, the Company has been establishing a network of third party distributors. Most sales of pDEXA and traditional DXA systems are now made through such distributors. Such sales are at lower gross margins than sales that were made directly by the Company to customers. Second and third quarter sales of OsteoAnalyzer systems manufactured by Dove, for which the Company receives the entire margin between the manufacturer's cost and the Company's sale price, also contributed to the increases in the Company's gross margins. A portion of the margins on the Company's other products is paid to the manufacturers.

Sales and marketing expense increased $470,303 (99.8%) to $941,743 for the three months ended September 30, 1996 from $471,440 for the three months ended September 30, 1995, and increased
as a percentage of revenue to 11.7% from 9.0%.   Sales and marketing expense
increased $1,307,441 (119.6%) to $2,400,263 for the nine month period ended September 30, 1996, from $1,092,822 for the nine months ended September 30, 1995, and increased as a percentage of revenue to 11.9% from 8.3%. The increases were primarily due to increased salaries and commissions related to increased sales staff and sales volume, increased expenses related to customer service, marketing expenses related to penetration of the United States market, and inclusion of the sales and marketing expenses of Dove for the second and third quarters of 1996.

General and administrative expense (before the stock offering charge referred to below) increased $264,133 (80.5%) to $592,302 for the three months ended September 30, 1996 from $328,169 for the three months ended September 30, 1995 and increased as a percentage of revenue to 7.3% from 6.3%. General and administrative expense (before the stock offering charge) increased $767,253 (105.9%) to $1,492,074 for the nine months period ended September 30, 1996 from $724,821 for the nine months ended September 30, 1995 and increased as a percentage of revenue to 7.4% from 5.5%. These increases were primarily due to increased expenses of new and existing personnel; to legal, accounting and other expenses attributable to the Company having become a public company and to increased levels of business; and to the inclusion of Dove's operations for the second and third quarters of 1996. In the quarter ended September 30, 1996, the Company also recognized a $397,697 charge for the expenses incurred in connection with the Company's stock offering that was withdrawn in August as a result of the general stock market decline and the decline in the price of the Company's common stock.

Other income in 1996 and 1995 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers.

The provision for taxes for the three months ended September 30, 1996 increased by $6,705 (1.9%) to $352,000 from $345,295 for the three months ended September 30, 1995. The provision for taxes for the nine months ended September 30, 1996 increased by $367,459 (37.9%) to $1,337,459 from $970,000 for the nine months ended September 30, 1996. The Company has provided for income taxes at its current effective tax rate of 40.6% for both the three months and nine months ended September 30, 1996 and 1995. The increases in the provision for taxes were entirely due to the relative changes in income before taxes.

The Company had net income of $515,335 for the three months ended September 30, 1996 compared to net income of $505,364 for the three months ended September 30, 1995, an increase of $9,971 (2.0%). The Company had net income of $1,956,647 for the nine months ended September 30, 1996 compared to net income of $1,419,341 for the nine months ended September 30, 1995, an increase of $537,306 (37.9%). The increases were due primarily to increased sales and interest earned on cash balances. The stock offering charge of $397,697 recognized in the quarter ended September 30, 1996 reduced net income on an after tax basis by $236,094. Excluding the after tax effect of this charge, net income for the quarter ended September 30, 1996 would be $751,429 and net income for the nine months ended September 30, 1996 would be $2,192,931 representing increases of 48.7% and 54.5%, respectively over the comparable periods in 1995. The charge on an after tax basis reduced earnings per share for the periods by $.03.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $9,452,598 to $9,766,267 in the nine months ended September 30, 1996. The decrease in cash was primarily the result of the Company acquiring Dove and certain intangible assets used by Dove in exchange for shares of Company common stock and $3.6 million in cash, increased accounts receivable relative to accounts payable, the payment of $2.7 million in corporate income taxes, and loans of $1.1 million to officers of the Company. The Company has made a $1,025,000 loan to Reynald G. Bonmati, President, and an $80,000 loan to Kurt W. Streams, Chief Financial Officer. The loan to Mr. Bonmati is payable on demand and bears interest at 6% per annum. The loan to Mr. Streams is due in September 1997 and bears interest at 6% per annum.

The Company's accounts receivable increased 138.5% to $11,330,723 at September 30, 1996 from $4,751,773 at December 31, 1995. The increase in accounts receivable reflects both higher sales volume and less prompt payments by the Company's customers. At September 30, 1996, the largest balance, 25.8% of total outstanding trade receivables, was owed by Nissho Iwai, the Company's distributor in Japan.

At December 31, 1995, the Company employed no fixed assets other than leased computers and office furniture. Property and equipment as of September 30, 1996 consisted of computer and telephone equipment, a management information system, office furniture and improvements to leased facilities. The Company expects to expand its management information and telephone systems and provide additional financing under its Product Development Loan Agreement with Norland Corporation and Stratec Medizintechnik GmbH.

Management believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's growth and operations for at least the next twelve months. However, the nature of the Company's business is that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in numerous foreign markets and the United States. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's ability to meet its cash needs through internal sources.

NORLAND MEDICAL SYSTEMS, INC.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits furnished:

    (11) Statements Regarding Computation of Earnings for Share

    (27) Financial Data Schedule

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

NORLAND MEDICAL SYSTEMS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORLAND MEDICAL SYSTEMS, INC.
                                  (Registrant)



Date:  November 13, 1996          /s/ Reynald G. Bonmati
                                  ---------------------------------------------
                                  Reynald G. Bonmati
                                  President



Date:  November 13, 1996          /s/ Kurt W. Streams
                                  ---------------------------------------------
                                  Kurt W. Streams
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)

EXHIBIT INDEX


NUMBER   DESCRIPTION
------   -----------

11       Statement Regarding Computation of Earnings Per Share

27       Financial Data Schedules