Form 10-K
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-03-31
CIK 946428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996          Commission File No. 0-26206

                          NORLAND MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                       06-1387931
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)

106 Corporate Park Drive, Suite 106, White Plains, NY            10604
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (914) 694-2285

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0005 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x_ No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 21, 1997 was $23,555,584 based on the price of the last reported sale on the NASDAQ National Market.

      As of March 21, 1997 there were 7,148,531 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       Documents Incorporated By Reference

      Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference to the Norland Medical Systems, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on June 4, 1997. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1.  BUSINESS..........................................................   1

ITEM 2.  PROPERTIES........................................................  17

ITEM 3.  LEGAL PROCEEDINGS.................................................  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  18

ITEM 5.  MARKET ...........................................................  20

ITEM 6.  SELECTED FINANCIAL DATA...........................................  21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................  23

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...............................  50

ITEMS 10, 11, 12 AND 13....................................................  50

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.........................................................  51

INTRODUCTION

     The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward- looking statements. The words "believes," "intends, "expects," "anticipates," "projects," "estimates," "predicts", and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including the following: (i) the Company's dependence on Norland Corporation and Stratec Medizintechnik GmbH for various aspects of its business, including for the supply of the DXA-based and pQCT-based products it markets, for the development of new products and product enhancements and for certain regulatory compliance relating to the Company's business; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to establish and maintain acceptable relationships with third-party distributors; (viii) changes that may result from health care reform in the United States may adversely affect the Company; and (ix) other risks described elsewhere in this Report. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Stockholders are also directed to the other risks discussed in other documents filed by the Company with the Commission.

                                     PART I

ITEM 1. BUSINESS.

     Norland Medical Systems, Inc. (the "Company") markets, sells and distributes a broad range of bone densitometry systems used to aid in diagnosing and monitoring bone disorders, particularly osteoporosis, a disease that affects an estimated 25 million people in the United States and 200 million worldwide. Driven by the availability of new FDA-approved therapies for bone disorders, the Company is focusing on bringing affordable, state-of-the-art diagnostic products directly into physician offices. The Company offers two lines of proprietary, lower priced, easy to operate and compact products designed to address the diagnostic needs of gynecologists and family practice physicians. There are approximately 30,000 gynecologists and 450,000 family practice physicians in the United States alone.

     The Company has exclusive worldwide distribution rights to all present and future diagnostic products developed and manufactured by Norland Corporation ("Norland Corp.") and Stratec Medizintechnik GmbH ("Stratec", and together with Norland Corp., the "Manufacturers"), two leading manufacturers of bone densitometry products. These rights extend through 2015 and may be renewed for additional five-year periods.

     On February 26, 1997, the Company entered into an agreement to acquire all of the issued and outstanding stock of Norland Corp., subject to approval by the Company's stockholders. The purchase price for Norland Corp. is $17,500,000 plus an additional purchase price of up to $2,500,000, the exact amount to be based upon the Company's total sales for 1997. The $17,500,000 will be payable at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note will be due six months after closing. The balance will be payable on the fifth anniversary of the closing, with a right on the part of the Company to extend the maturity for an additional two years. If the maturity is so extended, the applicable interest rate will be increased by one percentage point at the original maturity date and at the end of each six month period thereafter. The Company may prepay the Purchase Note at any time and, except for the $1,250,000 payment due six months after closing, the Company may make payments of principal by delivering shares of its Common Stock. The amount of any additional purchase price will be determined upon completion of the audit of the Company's financial statements for the year ending December 31, 1997. The additional purchase price will be paid by a second promissory note (the "Additional Note"). The terms of the Additional Note will be the same as those of the Purchase Note, except that there will be no mandatory prepayment of principal prior to maturity. The Purchase Note and the Additional Note will be secured by a pledge of the stock of Norland Corp. For more detailed information, reference is made to the Company's Form 8-K filed on March 7, 1997 and the copy of the Stock Purchase Agreement filed as an Exhibit thereto.

     The Company offers five product lines utilizing three different types of technology. The Company markets a line of bone densitometry products based on dual- energy X-ray ("DXA") technology, which, since 1987, has been a standard for analyzing bone mass reduction, one of the primary indicators of osteoporosis. The Company's DXA products are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician offices, where patients would benefit from timely and easy access to bone density testing.

     Recognizing a significant market opportunity for more affordable bone measurement technologies, Norland Corp. and Stratec developed the pDEXA system, a lower priced, high performance desktop system based on DXA technology. The pDEXA is targeted primarily at gynecologists and other specialty practitioners. It was the first desktop DXA-based system to receive FDA marketing clearance and was the largest contributor to the Company's revenues in 1996.

     In April 1996, the Company acquired Dove Medical Systems ("Dove"), a manufacturer of low-cost bone densitometry systems. The acquisition of Dove added a new product line of bone densitometers based on single-energy X-ray ("SXA") technology to the Company's product portfolio. Dove's main product, the OsteoAnalyzer SXA3000, utilizes SXA technology with single push-button operation to provide the family physician with the most affordable (under $20,000) densitometer currently on the market. The Company believes that this acquisition solidified the Company's position as a leading provider of low-cost bone densitometry products.

     The Company also markets a line of products based on peripheral quantitative computed tomography ("pQCT") technology. Unlike the DXA-based densitometers, pQCT systems permit separate, three-dimensional measurements of the cortical and trabecular bone, allowing a more detailed assessment of the biomechanical soundness of the bone. In addition, pQCT permits the detection of minute changes within bone that occur over short periods of time. Research versions of this product have been purchased by large pharmaceutical companies such as Eli Lilly & Company, Novartis, Procter & Gamble and Glaxo to assist in monitoring the effectiveness of potential new therapies for the treatment of osteoporosis and related bone disorders.

     The National Osteoporosis Foundation ("NOF") estimates that osteoporosis affects 25 million people in the United States, 80% of whom are women. In the United States alone, more than 1.3 million fractures are attributed to the disease. As a result, the estimated costs of osteoporosis and associated fractures in the United States during 1987 was more than $10 billion.

     Historically, treatment for osteoporosis has been inadequate. However, this is changing with the onset of new therapies brought to the market by several large pharmaceutical companies. In October 1995, Merck & Co., Inc. ("Merck") announced the launch of Fosamax, a new therapy for the treatment of osteoporosis. Merck and other pharmaceutical companies have launched extensive educational and marketing campaigns targeting gynecologists and family practice physicians to promote education and awareness that osteoporosis is now a treatable disease. These efforts are increasing the demand for widespread diagnosis and treatment of osteoporosis. The Company believes that over 50 pharmaceutical and biotechnology companies have programs to develop new therapies for the treatment of osteoporosis, and that additional new approved therapies will increase demand for low-cost densitometers.

Background

     Osteoporosis

     Osteoporosis is a disease generally associated with aging and characterized by excessive loss of bone mineral, resulting in decreased bone density over time. Bone is a dynamic organ which can be separated into two basic structural components, outer cortical bone and inner trabecular bone. This combination of a solid outer bone surrounding the inner bone is constantly broken down and regenerated through a process known as bone remodeling, which consists of bone resorption (removal) followed by bone formation. When remodeling does not function properly, the result is a net loss of bone mass, often causing the amount of bone to become deficient in meeting the body's needs. Factors contributing to this condition include low calcium intake, excessive alcohol consumption and certain drug therapies.

     Osteoporosis is a "silent disease" and typically has no overt symptoms in its early stages. The first sign of osteoporosis is often bone fracture. Osteoporosis leads to increased risk of fracture, chronic pain and immobility, usually at the hip, forearm or spine. According to the NOF, 25 million Americans and approximately 200 million people worldwide, the majority of whom are women, suffer from osteoporosis. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality life) and mortality due to osteoporosis. Hip fractures produce the most serious consequences. According to the NOF, there are 200,000 hip fractures per year in the United States and up to 20% of hip fracture patients die from complications within a year after fracture, 25% require long-term care and a higher percentage never return to an active and independent lifestyle. The NOF estimates that in the United States osteoporosis contributes to more than 1.3 million fracture annually, a majority of which were of the spine and hip, and that related direct health care and indirect productivity costs in 1987 were approximately $10 billion.

     Until recently, osteoporosis was thought to be an inevitable and untreatable consequence of aging. The Company believes that recent availability of more effective drug therapies, the aging of the population and an increased focus on women's health issues and preventive medical practices have created a growing awareness among patients and physicians that osteoporosis is in many cases a disease which can be treated.

     Therapies

     The Company believes that the historic limitations of treatment options in the United States contributed to a low level of demand for the diagnosis of osteoporosis and other bone disorders. Until 1995, available therapies for osteoporosis were limited. Most were classified as anti-resorptives and were designed to maintain bone mass by decreasing the effective rate of bone resorption. There was no proof that they promoted bone formation. Such therapies included calcitonin, hormone replacement therapy using estrogen and first-generation biphosphonates. In the United States, available therapies were limited to calcitonin, estrogen and over-the-counter calcium and vitamin D supplements; only two therapies, calcitonin and estrogen, were approved specifically as therapies for bone disorders. However, women's concerns regarding the possible complications relating to the prolonged use of hormone replacement therapy using estrogen and the availability of calcitonin only in injectable form contributed to low patient acceptance.

     In September 1995, the FDA approved Merck's drug Fosamax for the treatment of established osteoporosis in post-menopausal women. Fosamax is a second generation biphosphonate that acts by coating the bone surface and inhibiting bone resorption. Fosamax was shown in clinical trials to increase bone density without significant adverse side effects. Other therapies approved by the FDA in 1995 to treat osteoporosis include Miacalcin, an intra-nasal formulation of calcitonin developed by Novartis, and Premarin MPA, a one-tablet hormone replacement therapy combining estrogen and progestin developed by Wyeth-Ayerst Laboratories.

     Merck's Fosamax is only approved for use by patients with established osteoporosis. Merck and other companies are currently conducting clinical trials to establish the efficacy of drug therapies to prevent the onset of osteoporosis in high-risk patients. In February 1997 an FDA advisory panel unanimously recommended that the agency approve Merck's Fosamax for the prevention of osteoporosis. The FDA is expected to decide on this new use within the next few months.

     The Company believes that worldwide there are more than 50 pharmaceutical and biotechnology companies with programs to develop new therapies for osteoporosis, some of which are in late-stage clinical trials. Therapeutic products under development include new anti-resorptive agents and bone-formation stimulators. New generations of bisphosphonates are being developed by Procter & Gamble (rasidronate), Sanofi Winthrop (tiludronate) and Boehringer-Mannheim (ibandronate), while anti-estrogens (estrogen analogs) are being developed by Eli Lilly & Company (raloxifene) and Pfizer (draloxifene). While these therapies are all in Phase III clinical trials, others are already awaiting final FDA approval. These include Alora (estradiol matrix transdermal system - Procter & Gamble), Calcimar Intranasal (calcitonin - Rhone Poulenc Rorer) and Neosten (slow release fluoride - Mission Pharmacal).

     The Company believes that advances in treatment options for osteoporosis will increase the demand for the diagnosis and monitoring of osteoporosis and other bone disorders. As pharmaceutical companies actively market their treatments for osteoporosis, patients and physicians will become increasingly aware of the importance of early diagnosis and treatment of osteoporosis. The Company believes that as this awareness increases, more people will be tested for osteoporosis and that primary care providers such as gynecologists and family practice physicians will play a key role in providing such tests.

     Diagnosis and Monitoring of Osteoporosis

     Typically, there are no overt symptoms of early stage osteoporosis. Diagnostic efforts have focused on an individual's propensity for fracture by determining bone mass and comparing it to normal healthy and age-related reference populations, as well as monitoring bone mass over time for changes. Absorptiometry is the primary technique for measuring bone mass and is based on the principle that bone absorbs radiation at a different rate than does soft tissue. The inner trabecular region, which is a lattice-like structure crucial to the maintenance of bone strength, absorbs radiation at a rate different from the cortical region, enabling systems capable of separately measuring cortical and trabecular bone to more effectively assess biomechanical soundness.

     The primary targets for measurement of bone mass have historically been the hip, upper femur and spine. Systems to measure these testing sites are large, expensive and typically only available in hospitals and large clinics. In recent years, researchers have been investigating the predictive value of peripheral measurements, typically of the forearm or calcaneus (heel), in measuring bone density. A number of studies by independent researchers comparing peripheral testing with testing at the hip, femur or spine have concluded that peripheral site measurement has equivalent accuracy and precision in measuring bone density and is equally predictive of fracture risk. These findings were reaffirmed at the annual meeting of the NOF held in May 1996 in Amsterdam.

     There are a number of different types of absorptiometry devices. Single photon absorptiometry (SPA) uses a singe energy radioactive source and has limited ability to measure bone in complex body regions. Dual photon absorptiometry (DPA) reduces measurement error through complex body regions by using a dual-energy radioactive source. X-ray-based systems provide improved precision, faster scan times and lower operating costs as compared to single and dual photon absorptiometry and have largely replaced SPA and DPA technology. SXA technology replaces the radioactive source with a single energy X-ray source. DXA, which has become the standard for bone mass analysis, uses a dual-energy X-ray source. Radiographic absorptiometry ("RA") measures bone density from two X-ray images of the hand. Although it does not require a dedicated bone densitometry system since it uses traditional X-ray equipment, RA does not provide point of care measurement of bone density, as the radiographs have to be sent out to a laboratory for interpretation. All of these technologies produce only two-dimensional (planar) measurements. Quantitative computed tomography
(QCT) is capable of separate, three-dimensional measurement of cortical and trabecular bone, providing volumetric density and allowing more precise assessment of the biomechanical soundness of the bone.

     A limited number of alternatives to absorptiometry are currently available, including ultrasound and in vitro diagnostic testing (biochemical markers). Traditional ultrasound has not yet been proven as a reliable technique for assessing fracture risk. Its use for the detection of osteoporosis has not yet been approved by the FDA. In vitro testing measures the level of certain byproducts in body fluids to determine the rate of bone resorption and bone formation. However, these tests do not provide information about bone mass or bone structure and cannot be used independently to diagnose osteoporosis or assess fracture risk. The Company believes that biochemical marker testing may complement bone densitometry in monitoring the effectiveness of drug therapies.

Products

     The Company believes it markets the broadest line of bone densitometers available today with a wide range of price points and capabilities to satisfy diverse customer needs. The Company currently offers five bone densitometry product lines and eleven models at prices ranging from $19,000 to $125,000. All products marketed by the Company consist of an X-ray source, multiple photon detectors, specialized hardware and electronics, proprietary software and (for all products other than the OsteoAnalyzer SXA3000) a personal computer/printer.

     The following table describes the product lines currently marketed by the
Company:

--------------------------------------------------------------------------------
     Product Line         Product Characteristics      Product Line Benefits
--------------------------------------------------------------------------------
pDEXA                    Scans forearm, measures      DXA precision
                         BMD (bone mineral density)   Affordable  for physician
                         and BMC (bone mineral         offices
                         content) and makes           Compact and portable
                         comparisons to reference     Easy to use
                         populations and patient's    Low operating costs
                         prior examinations           Low patient radiation
                                                       exposure
                                                      Fast scanning time of 2
                                                      to 5 minutes
                                                      Provides measurements at
                                                       a site that is mostly
                                                       cortical bone and
                                                       another that is mostly
                                                       trabecular
--------------------------------------------------------------------------------
OsteoAnalyzer            Scans heel (calcaneus),      Affordable for physician
   o   SXA3000           measures BMD and makes        offices
                         comparisons to reference     Compact and portable
                         populations.                 Single push-button
                         Models with computer          operation
                         options also measure BMC     Low operating costs
                         and make comparisons to      Low patient radiation
                         patient's prior               exposure
                         examinations.                Fast scanning time of 2
                                                       to 3.5 minutes
--------------------------------------------------------------------------------
Traditional DXA
   o   Eclipse           Both models scan hip,        Lower priced compared to
                         spine (appendicular and        the competition
                         lateral) forearm, measure    Well established
                         BMD and BMC, and make         technology
                         comparisons reference        Capable of axial,
                         populations and to            peripheral and  full
                         patient's prior               body scans
                         examinations                 Low patient radiation
                                                       exposure
                                                      Fast scanning time of 2
                                                       to 6 minutes using
                                                       QuikScan option

   o   XR36              XR36 also scans whole
                         body, measures body
                         composition and scans
                         laboratory animals for
                         research.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Product Line         Product Characteristics      Product Line Benefits
--------------------------------------------------------------------------------
pQCT - Clinical Series   Scans forearm. All models    Capable of separate
   o XCT2000             measure true volumetric        cortical and trabecular
                         density of trabecular,         bone measurements in a
                         cortical and total bone,       single site
                         geometric measurements       Three-dimensional
                         (1), and make comparisons      measurements
                         reference populations (1)    Precise detection of
                         and patient's prior            minute changes in bone
                         examinations.                  over short periods of
                                                        time
                                                      Low patient radiation
                                                        exposure

   o XCT3000 (1)         Scans tibia, femur and       Three-dimensional bone
                         femoral neck. Option for       geometry analysis not
                         dental applications.           available with any other
                                                        technology
--------------------------------------------------------------------------------
pQCT - Research Series   Developed for use in         Capable of separate
   o XCT Research SA     laboratory animal models       cortical and trabecular
                         with all analytical            bone measurements in a
                         features of XCT2000, plus      single site
                         automatic multi-slice        Three-dimensional
                         capability.                    measurements
                                                      Precise detection of
                                                        minute changes in bone
                                                        over short periods of
                                                        time
                                                      Low radiation exposure

   o XCT Research M      Developed for use in
                         laboratory mouse model
                         with all analytical
                         features of XCT Research
                         SA, plus 50 micron
                         resolution.

   o XCT Microscope      In vitro analysis with
                         analytical benefits of
                         XCT Research M, plus 20
                         micron resolution.

   o XCT3000A            Developed for use in
                         large laboratory animal
                         models with all
                         analytical features of
                         the XCT3000.

--------------------------------------------------------------------------------
(1) The pQCT XCT3000 is not yet approved for sale in the United States. With respect to the XCT2000, the specified use is not FDA-approved for the
    United States.
--------------------------------------------------------------------------------

     pDEXA

     The pDEXA brings DXA-based technology to the desktop in an affordable, easy-to-use model that is designed for physician offices, small clinics and other settings beyond large hospitals and clinics. The primary target market for the pDEXA is gynecologists and other specialty practitioners. Like traditional DXA systems, the pDEXA measures bone mass and compares it to a normal reference population. However, the pDEXA measures only the forearm, enabling it to be more compact, and therefore, more affordable than traditional DXA systems. The pDEXA measures the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The pDEXA utilizes a miniaturized X-ray source using a dental X-ray tube which does not require a cooling system. The software used in the pDEXA systems provides quantitative analysis of bone mass, including BMD and BMC, as well as comparisons to normal reference populations and to the patient's prior examinations. It also provides skeletal images of the region of interest as well as graphical presentation of the results. The pDEXA was the largest contributor to the Company's revenues in 1996.

     OsteoAnalyzer

     The OsteoAnalyzer product line brings to the primary care physician office SXA technology used by NASA to monitor loss of bone in space. The target market for the OsteoAnalyzer product line is family practice physician offices. The OsteoAnalyzer SXA3000, which sells for under $20,000, is fast and the easiest, least expensive bone densitometer available on the market today. This new device is a portable system which measures bone mineral density at the calcaneus (heel) with the push of a single button, eliminating the need for a separate computer system. The OsteoAnalyzer products utilize a miniature X-ray tube that does not require a cooling system.

     Traditional DXA

     The traditional DXA-based bone densitometers marketed by the Company are the compact Eclipse and the full size XR36. The target market for traditional DXA systems is hospitals, clinics and group practices. DXA technology is well-established. The Company's DXA systems are capable of performing axial, peripheral and whole-body scans. Price and service are the primary competitive factors among DXA products offering similar basic capabilities. These systems have been sold in over forty countries.

     pQCT - Clinical Series

     The XCT line of systems brings a new type of bone densitometer based on pQCT technology to the market for bone densitometers. Unlike DXA-based densitometers, pQCT systems permit separate, three-dimensional measurement of cortical and trabecular bone by taking multiple images in a 360-degree rotation around the scanned limb, providing true volumetric density and allowing more precise assessment of biomechanical soundness of the bone. The ability to measure trabecular bone precisely also permits detection over short periods of time of minute changes in bone, indicating changes in metabolic status. The pQCT systems use the same miniaturized low-radiation X-ray source as the pDEXA. The new XCT2000 scans the forearm and is marketed to hospitals, clinics and private practices. The XCT3000 can also scan the tibia, the femur and is capable of three-dimensional measurement of the entire femoral neck, providing more precise assessment of hip fractures and monitoring of implants following hip replacements.

     pQCT-Research Series

     The Company also markets a series of pQCT-based research scanners: the XCT Research SA, the XCT Research M and the XCT3000A, for research involving laboratory animals, and the XCT Microscope, for research in vitro at a maximum resolution of 20 microns.

Product Development

     Historically, the Company has been dependent on Norland Corp. and Stratec for refinements of existing products and creation of new bone densitometry applications. In 1996 the Company began to develop an internal research and development effort. The Company hired a Vice President, Product Development, who is responsible for coordinating the product development programs at the Company, the Manufacturers and contract research organizations. The Company further strengthened its research and development with the acquisition of Dove which had three employees engaged in research and development. The Company's employees are pursuing technological advances and additions to the OsteoAnalyzer product line, as well as other approaches to the bone assessment market. At March 21, 1997, the Company had five, and the Manufacturers had an aggregate of 17, persons engaged in research and development, respectively. Of the Manufacturers' personnel, an aggregate of ten persons were devoted to software development.

     Norland Corp. has historically focused its product development on DXA-based bone densitometry systems. Stratec focuses its product development efforts on pQCT-based systems.

     In early 1993, the Manufacturers began joint development of the pDEXA. The development effort was based on the software and hardware expertise of Norland Corp. and Stratec, respectively. The pDEXA was introduced in January 1994 and now accounts for the largest portion of the Company's revenues.

     In 1995, the Company entered into a Product Development Loan Agreement with the Manufacturers under which the Company may make loans to the Manufacturers in installments up to an aggregate amount of $3.5 million during the period ending July 31, 1997. At December 31, 1996, there were outstanding loans of $289,785 from the Company to Norland Corp. The proceeds of loans are to be used by the Manufacturers for specific new product development involving enhancements of existing products and the application of pQCT technology to new products. Interest is payable at the rate of 10% per annum, and the principal is to be repaid over five years commencing September 30, 1997. If a new product covered by the Product Development Loan Agreement is introduced into the marketplace, the Company will be entitled to receive a royalty equal to 5% of the sales proceeds received by the Manufacturers with respect to such product. The Manufacturers have granted the Company rights of first refusal with respect to any additional financing for research and development work by the Manufacturers.

     On May 31, 1996, the Company entered into a Distribution Agreement with Vitel, Inc. of Dallas, Texas ("Vitel"), pursuant to which the Company has the worldwide rights to manufacture and distribute all products that may be developed by Vitel. The Company also made a $260,000 investment in Vitel. Vitel has not yet developed any products which are marketed. Vitel is currently developing bone diagnostic devices that use technology called Ultrasound Critical Angle Reflection (the "UCR Technology") under an exclusive license from the University of Texas Southwestern Medical Center at Dallas (the "University"). Several large prototypes have been used at the University. Vitel is currently working to refine the prototype systems into a low-cost commercial unit. There can be no assurance that Vitel will succeed in producing a low-cost commercial unit. Prior to sales in the United States, the Company and Vitel may need to conduct clinical trials and must receive FDA approval or clearance.

     Sales and Marketing

     North America

     The Company currently employs six regional managers and uses a small direct sales force as well as third party distributors for sales to end-users in the United States and Canada. The Company typically uses an exclusive distributor to cover one or more states, and each Company regional sales manager is responsible for the support and supervision of several distributors. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training, presentations of financing programs and regular user group meetings. The Company sells directly to end-users in those regions where the Company does not currently have third party distributors. The Company intends to increase its direct sales force and expand its network of third-party distributors in the United States to exploit the large market of gynecologists and primary care physicians and to increase the number of sales managers to supervise and support these distributors.

     International

     The Company's customers outside the United States are primarily third party distributors. The Company typically uses an exclusive distributor in each country in which it markets products, support by United States-based sales managers. Similar to the United States, support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing literature and publications, sales training and regular user group meetings. Except with respect to the Company's relationship with Nissho, which is described below, the Company's distribution arrangements with its foreign distributors may typically be terminated by either the Company or the exclusive distributor upon sixty days' notice. The Company intends to increase its network of third party distributors worldwide. At the present time, Stratec distributes its products in Germany. The Company opened a small office in Europe in March 1997. Following such opening, it intends to exercise its right to take over the distribution of Stratec products in Germany.

     In 1996, the Company sold products in over 20 countries. In 1996, 22% of the Company's revenue was derived from sales to Nissho, its Japanese subdistributor. During 1996, the Company and Nissho entered into a new five-year distribution agreement. The loss of Nissho as a customer, a reduction in Nissho's sales efforts or any other adverse change in the Company's relationship with Nissho could have a material adverse effect on the Company. For a more detailed breakdown of the Company's 1996 sales by geographic territory, see Note 17 to the Company's financial statements included in Item 8 of this Report.

Manufacturing

     Except for the OsteoAnalyzer, the Company does not manufacture its products. Manufacturing consists primarily of testing of components, final assembly and systems testing. The Company's manufacturing facilities for the OsteoAnalyzer product line are located in Newbury Park, California. Norland Corp. manufacturers traditional DXA-based systems for sale worldwide and pDEXA and certain pQCT systems for sale in the United States and Canada. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with GMPs (good manufacturing practices). Norland Corp.'s manufacturing facilities are located in Fort Atkinson, Wisconsin. Stratec manufactures pDEXA and pQCT systems for sale outside the United States and Canada. Stratec's manufacturing facilities, which are ISO-9001 certified, are located in Pforzheim, Germany. The Company is dependent on Norland Corp. and Stratec to manufacture the DXA-based and pQCT-based products that the Company markets in amounts and at standards of quality necessary to meet demand and be competitive. Certain pDEXA units installed in Japan and the southeastern United States experienced operational difficulties in 1996 related to the effects of humid conditions on one component. The Company believes that these operational difficulties have been addressed. Pursuant to the warranty provided by the Manufacturers, replacement components were installed in affected units at the Manufacturers' expense. Both Manufacturers are subsidiaries of Norland Medical System B.V. ("NMS BV"). As indicated above, the Company has entered into an agreement to acquire Norland Corp. from NMS BV, subject to approval by the Company's stockholders.

     Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Manufacturers and the Company have sufficient capacity to supply the Company's product needs for at least the next twelve months.

     Manufacturing processes for the products marketed by the Company are subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. The Company believes that it and Norland Corp. have complied in all material respects with such laws and regulations. There can be no assurance that the Company and the Manufacturers will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

Distribution Agreement

     The Company's Distribution Agreement with the Manufacturers grants the Company exclusive distribution rights for all medical diagnostic devices which have been, or may during the term of the Distribution Agreement be, developed by Norland Corp. and Stratec. The distribution rights are worldwide, except that in the case of Stratec products, Germany is currently excluded. The Company has the option to become the exclusive distributor for Stratec in Germany at any time during the term of the Distribution Agreement on 90 days' notice to Stratec.

     The Company must use its best efforts to promote the sale of the Manufacturers' systems and may not distribute any products manufactured by any non-affiliate of the Company which compete with the Manufacturers' products (other than devices using ultrasound technology). The Manufacturers are obligated to supply the Company with sufficient quantities of their systems on a timely basis to fill customer orders. Each system must meet all performance and other standards established by the Manufacturer for the system.

     The term of the Distribution Agreement extends until December 31, 2015. At the end of such term or any renewal term, the Manufacturers or the Company may renew the Distribution Agreement for an additional term of five years, provided that if the party electing to renew is in material breach of the

Distribution Agreement at the time of renewal, the other party may reject such election to renew. The Distribution Agreement is also subject to termination in the event of the bankruptcy of a party or a continuing general failure by a party to fulfill its obligations.

     Prior to recent amendments to the Distribution Agreement, the price at which the Company purchased a system for immediate resale was the Manufacturer's Device Cost as defined in the Distribution Agreement plus 50% of the difference between the amount for which the Company sells such system and such Manufacturer's Device Cost. Thus, the gross margin between the Company's selling price and the Manufacturer's Device Cost was allocated 50% to the Company and 50% to Norland Corp. or Stratec. In 1996, the Company introduced programs in which certain customers are offered short-term rentals of systems or the ability to use systems on a pay-per- scan basis, in each case with an option to purchase the system. Systems subject to these programs, as well as demonstration systems, were purchased by the Company from the Manufacturers for 150% of Manufacturer's Device Cost. The Manufacturer's Device Cost of a system is the aggregate of the standard costs of the components and parts used in such system plus an allowance for other direct manufacturing costs.

     The provisions of the Distribution Agreement relating to the prices to be paid by the Company to the Manufacturers were recently amended (the "Amended Pricing Provisions"). Under the Amended Pricing Provisions, the Company pays the Manufacturer an amount equal to the Distributor's Device Cost as defined in the Distribution Agreement. The Distributor's Device Cost of a system is the aggregate of the standard costs of the components and parts used in the system plus the actual labor costs incurred by the Manufacturer in producing the system (subject to a cap) plus an agreed upon markup on the standard costs of all non-computer components used in the system. The Manufacturers are also entitled to receive royalties equal to 5% of the price for which the Company sells certain devices. In the case of Norland Corp., the royalty will apply to all new systems manufactured by Norland Corp. (i.e., any system other than the pDEXA, the Eclipse and the XR-36). In the case of Stratec, the royalty applies to any system manufactured by Stratec which uses pQCT technology. If the aggregate amount payable by the Company to the Manufacturers for a year under the Amended Pricing Provisions would exceed the aggregate amount payable to them pursuant to the previously applicable provisions described in the preceding paragraph, then the Amended Pricing Provisions will not be applicable, and the provisions described in the preceding paragraph will apply. The Amended Pricing Provisions will be in effect until December 31, 1997. They will be automatically renewed with respect to each Manufacturer for successive one year periods, unless such Manufacturer elects to terminate the Amended Pricing Provisions effective on December 31 of any year by notice given to the Company not less than 90 nor more than 180 days prior to the end of such year.

     Each Manufacturer maintains a list of standard costs which is revised at least twice annually. The standard cost of a component or part is the average cost to the Manufacturer of all units of such component or part purchased by the Manufacturer during the six months preceding the revision of such list. If at the time the list is to be revised, the aggregate standard costs of all components and parts used in a system would not increase or decrease by more than 5% from the aggregate standard costs of such components and parts then in effect, the standard costs of such components and parts (and, therefore, the Manufacturer's Device Cost) are not changed.

     The Distribution Agreement grants the Company licenses to manufacture and sell the Manufacturers' systems and to use all related technology. The Company may only exercise its rights under its license from a Manufacturer when such Manufacturer is not in compliance with its obligations under the Distribution Agreement. The only amount which a Manufacturer is entitled to receive with respect to systems manufactured pursuant to such licenses is a royalty of 5% of any sales proceeds received by the Company.

     If the proposed acquisition of Norland Corp. by the Company is consummated, the existing Distribution Agreement will be terminated, and the Company and Stratec will enter into a new Distribution Agreement containing substantially the same provisions as the existing Distribution Agreement with respect to Stratec and Stratec products.

Competition

     The bone densitometry systems market is highly competitive. Several companies have developed or are developing bone densitometers or other technologies that compete or will compete with products marketed by the Company. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with those marketed by the Company, including alternatives to absorptiometry such as ultrasound and in vitro diagnostics. Such competitors may succeed in developing products that are more functional or less costly than those sold by the Company and may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this market. In addition, competitors that do not rely on third party manufacturers may have more flexibility to compete effectively on price.

     The Company's primary competitors for the sale of bone densitometry systems are Hologic, Inc. and Lunar Corporation. These companies have products that compete directly with the products marketed by the Company and have their own manufacturing and research capabilities. There can be no assurance that the Company's competitors will not succeed in continuing to develop and market lower priced devices comparable to the Company's pDEXA and OsteoAnalyzer product lines.

     The Company believes the products it markets compete primarily on the basis of price/performance characteristics, accuracy and precision of results, ease and convenience of use, features and functions, quality of service and price. In the small clinic and physician's office market, price, ease of use and convenience are of particular importance. In the hospital and large clinic market, DXA machines are predominant and price is the primary competitive factor among products that provide similar basic capabilities. The Company believes that the DXA-based systems it markets are competitive. In the research market, the range, accuracy and precision of measurements are the principal competitive factors. The Company believes the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional DXA-based technology, at prices competitive with systems using that technology.

Third Party Reimbursement

     The products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who typically bill and are dependent upon various third party payers, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the Company's products. The Health Care Financing Administration ("HCFA") has established new, interim codes for separately reporting peripheral and central bone mineral density studies ("BMD"), which it will forward to the American Medical Association for inclusion in Common Procedure Terminology (CPT) codes. Under the new codes, reimbursement for central BMD studies exceeds that for peripheral BMD studies to reflect the higher costs for devices that are used to perform central measurements. HCFA has not established a national coverage policy for procedures utilizing the Company's BMD products and, thus, decisions as to coverage and the amount of reimbursement for both central and peripheral BMD studies using the Company's products remain at the discretion of government and other third party payers, including local Medicare carriers. At least one local Medicare carrier has decided to deny coverage for certain peripheral BMD studies, and there can be no assurance that adequate coverage and reimbursement are and will continue to be available from other carriers for tests conducted with the Company's products. The Company may be materially and adversely affected by policies which limit coverage and reimbursement for services using its products.

     In a number of European countries, Japan and several other countries, third party payors provide reimbursement for bone densitometry scans. In Japan, Taiwan and Europe, third party reimbursement for certain procedures recently has been reduced.

Government Regulation

     The development, testing, manufacturing and marketing of the products marketed by the Company are regulated by the FDA in the United States and by various foreign regulatory agencies. The testing for, preparation of, and subsequent FDA review of required applications is expensive, lengthy and uncertain. Moreover, regulatory approval or clearance, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulations can result in warning letters, civil penalties, withdrawal of existing product approvals or clearances, product seizures, injunctions, recalls, operating restrictions, refusal to approve or clear new applications or notifications, and criminal prosecutions. Delays in receipt of or failure to receive clearances or approvals for new products would adversely affect the marketing of such products and the results of future operations.

     All products currently marketed commercially by the Company in the United States are considered Class II medical devices subject to FDA clearance pursuant to the Section 510(k) premarket notification process. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for premarket approval applications ("PMAs"). FDA review times may vary depending upon FDA resources and workload demands and the complexity of product submissions. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could effect a major change in the intended use of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

     All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with GMPs (good manufacturing practices). The FDA also requires that medical device manufacturers and distributors undertake postmarket reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

     The Company's products also are subject to regulatory requirements for electronic products under the Radiation Control for Health and Safety Act of 1968. The FDA requires that manufacturers of diagnostic x-ray systems comply with certain performance standards, and recordkeeping, reporting, and labeling requirements.

     In 1996, legislation was passed that provides that a non-FDA approved medical device can be exported to any country, provided that the device (i) complies with the laws of that country and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and countries in the European Union and the European Economic Area. Export of devices that do not have marketing authorization in a listed country continue to require FDA export approval.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in some foreign countries must be obtained prior to the commencement of marketing of the product in each such country. Requirements governing the conduct of clinical trials and product approvals may vary significantly from country to country. The time required for approval may be longer or shorter than that required for FDA approval. The Company generally relies on its local distributors to obtain any required clearances or undergo any conformity assessment procedures in the countries in which they sell products marketed by the Company. There can be no assurance that the Manufacturers and the Company will not be required to incur significant costs in the future with respect to compliance with laws and regulations of such countries.

     In addition to the regulatory framework for product approvals, the Manufacturers and the Company are, and may be subject to, regulation under local, state, federal and foreign law, including requirements regarding occupational safety, clinical and laboratory practices, the use, handling and disposition of radiological materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation. There can be no assurance that the Manufacturers and the Company will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

Proprietary Rights

     The Company believes that its sales are dependent in part on certain proprietary features of the products it markets. The Company relies upon the Manufacturers for the protection of intellectual property pertaining to proprietary features of their DXA-based and pQCT-based products. The Manufacturers rely primarily on know-how, trade secrets and trademarks to protect those intellectual property rights and have not sought patent protection for the products marketed by the Company. The Company relies primarily upon know-how, trade secrets, trademarks and a patent to protect the

SXA-based technology used in the OsteoAnalyzer product line. The Company owns one patent relating to its SXA-based technology. There can be no assurance that these measures will be adequate to protect the rights of Norland Corp., Stratec and the Company. To the extent that intellectual property rights are not adequately protected, the Company may be vulnerable to competitors who attempt to copy the products the Company markets or gain access to the trade secrets and know-how of the Manufacturers and the Company. Further, there can be no assurance that the Company's competitors will not independently develop substantially equivalent or superior technology. The Manufacturers and the Company are currently not the subject of any litigation regarding proprietary rights, and the Company believes that the technologies used by the Manufacturers and the Company were developed independently. In addition, the Company's business depends on proprietary information regarding customers and marketing, and there can be no assurance that the Company will be able to protect such information.

Backlog

     Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 1996 and 1995 totaled approximately $430,505 and $2,039,050, respectively. The Company's ability to ship products depends on its production capacity and that of the Manufacturers. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

Product Liability Insurance

     The Company's business involves the inherent risk of product liability claims. If such claims arise in the future they could have a material adverse impact on the Company. The Company relies upon insurance maintained by the Manufacturers covering the products they produce. Norland Corp. maintains product liability insurance on a "claims made" basis in the aggregate amount of $4.0 million, subject to certain deductibles and exclusions. Stratec maintains product liability insurance in the aggregate amount of DM6 million (approximately $3.6 million based on current exchange rates as of March 21, 1997), subject to certain deductibles and exclusions. The Company is an additional named insured on the Norland Corp. and Stratec policies. The Company maintains product liability insurance with respect to the OsteoAnalyzer line on a "claims made" basis in the aggregate amount of $2.0 million, subject to certain deductibles and exclusions. There is no assurance that such coverage will be sufficient to protect Norland Corp., Stratec and the Company from risks to which they may be subject, including product liability claims, or that product liability insurance will be available to Norland Corp., Stratec or the Company at a reasonable cost, if at all, in the future or that insurance maintained by Norland Corp. or Stratec will cover the Company.

Customer Support Services

     The Manufacturers offer one-year warranties on both the hardware and software included in their systems. The Company provides warranty services to its customers on behalf of the Manufacturers. Any costs incurred by the Company in connection with a Manufacturer's warranty are borne by that Manufacturer. The Company offers a one-year warranty on the OsteoAnalyzer product line.

     The Company has no obligation to provide any other services to its third-party distributors or its customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party distributors, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. The Company also offers training at customer locations, the Company's facilities and the Manufacturers' facilities to both end-user customers and third-party distributors.

Employees

At March 21, 1997, the Company had 40 employees, 20 of whom were engaged in direct sales and marketing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations to be excellent.

ITEM 2. PROPERTIES.

     The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The Company sublets a portion of this office space to an affiliate of The EICON Group, Inc. ("EICON"). Both the lease and sublease expire on August 31, 2000. The Company also subleases office space in New Haven, Connecticut, from other affiliates of EICON. The New Haven sublease arrangements will terminate on March 31, 1997. The White Plains and New Haven rents are and will be allocated between the EICON affiliates and the Company on a pro rata basis (based on square footage). Reynald G. Bonmati, President and a Director of the Company, is President and a Director of EICON. Albert S. Waxman, a director of the Company, is a Director of EICON. Novatech Ventures, L.P., which owns 3.8% of the outstanding Common Stock of the Company and is a limited partner in Norland Partners, L.P. (the owner of 11.4% of the Company's outstanding Common Stock), is the owner of 24% of the outstanding stock of EICON. Novatech Ventures, L.P. and Mr. Bonmati hold warrants to purchase EICON stock. Mr. Bonmati is the President, a Director and principal stockholder of Novatech Management Corporation, the sole general partner of Norland Partners, L.P. He is also a limited partner of Novatech Ventures, L.P.

     The Company leases approximately 18,000 square feet of space in Fort Atkinson, Wisconsin. The Company sublets approximately 14,000 square feet of this space to Norland Corp. Rent is prorated on a square footage basis. The lease and the sublease expire on August 31, 2006. The Company uses its portion of the space for sales and marketing, customer services, administration and warehousing.

     The Company leases approximately 3,500 square feet of office and manufacturing space in Newbury Park, California, under a lease which expires on February 1, 1998.

     Although the Company believes its existing facilities are adequate for the short-term, the Company anticipates opening additional sales offices to accommodate needs for increased sales personnel.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's current executive officers are as follows:

Name                    Age              Position
----                    ---              --------

Reynald G. Bonmati      49   Chairman of the Board; President; and Treasurer
Kurt W. Streams         35   Vice President, Finance; and Secretary
James J. Galeota, Jr.   30   Vice President, Marketing
Lewis N. Harrold        49   Vice President, Product Development; and
                               Assistant Secretary

Ralph G. Theodore       70   Vice President, Operations; and Assistant Secretary
Thomas P. Regan         50   Vice President, U.S. Sales
James A. Sperlazza      48   Vice President, Latin America and Pacific Rim
                               Sales

     Mr. Bonmati has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati has served since January 1992 as a Managing Director of NMS BV, a holding company that owns Norland Corp. and Stratec. He has served as a Director and President of Norland Corp. since June 1990 and July 1993, respectively. He has also served as President and Chairman of the Board of Directors of EICON, an environmental and infrastructure service company, since March 1991, as President of Novatech Resource Corporation, a private investment firm, since 1981 and as President of Novatech Management Corporation, a private investment firm, since 1990. Mr. Bonmati received BS and MS degrees from the Institute National Superieur de Chimie Industrielle, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris.

     Mr. Streams joined the Company in September 1995 and has served as Vice President, Finance and Secretary of the Company since February 1996. From 1988 to 1995, Mr. Streams was an Audit Manager and a Senior Audit Manager with Deloitte &

Touche LLP in the United States and Deloitte & Touche Registeraccountants in the Netherlands. Mr. Streams holds a BA degree in economics from the University of Massachusetts.

     Mr. Galeota joined the Company in January 1997 and serves as Vice President, Marketing. From June 1988 to December 1996, Mr. Galeota held various positions with Merck & Co., Inc., serving most recently as Director and Senior Director, Marketing, Osteoporosis Therapeutic Business Group from August 1995 through December 1996. He holds a B.S. degree in Biology from Villanova University.

     Mr. Harrold joined the Company in November 1995 and has served as Vice President, Product Development since May 1996. From 1976 to 1995, Mr. Harrold held various positions with Waters Medical Systems, serving most recently as Vice President of Engineering and General Manager from 1992 through 1995. He holds a BSEE from Carnegie Mellon University.

     Mr. Theodore has served as Vice President, Operations of the Company since January 1994 and Assistant Secretary since May 1995. From 1980 to 1994, Mr. Theodore was a business consultant in Connecticut. He was Vice President of Kensington Management Consultants from 1981 to 1984. He then undertook a two year assignment as Chairman of the Board of AID3 Group, a start-up, multinational computer development company. Between 1972 and 1980, he held a succession of senior management positions with ITT Corporation in Europe and the U.S., including the position of Worldwide Product Line Manager for industrial products. Mr. Theodore holds BE and ME degrees in electrical engineering from Yale University.

     Mr. Regan has served as Vice President, U.S. Sales since January 1994. Mr. Regan has served as Vice President, U.S. Sales/Marketing of Norland Corp. since January 1991. From December 1988 to January 1991, he was a Director of U.S. Sales and Service for Interspec, Inc., now Advanced Technology Laboratories. From August 1986 to November 1988, he was Vice President, Marketing and Sales of Ultrasonix Company. From February 1981 to December 1986, Mr. Regan was Vice President, Sales of Diasonics, Inc., a medical imaging company providing ultrasound and magnetic resonance imaging products.

     Mr. Sperlazza has served as Vice President, Latin America and Pacific Rim Sales since January 1994. From December 1991 to the present, Mr. Sperlazza has been a partner of Sansper Trading Company, which sells medical devices. From April 1992 to December 1993, Mr. Sperlazza was Vice President, Latin America and Pacific Rim Sales of Ostech B.V., and from February 1992 to March 1992, he was a Vice President of Norland Corp. From January 1986 to February 1992, Mr. Sperlazza was Vice President, Marketing and Vice President, International of Diasonics, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ National market under the symbol "NRLD". The Company's Common Stock was first issued to the public under a registration statement which became effective on August 1, 1995. August 2, 1995 was the first day of trading for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the NASDAQ National Market, assuming (i) that the three-for-two stock split of the Common Stock in June of 1996 had been effected prior to the periods presented and (ii) that the sales prices would have been two-thirds of the actual sales prices as a consequence of such stock split.

PERIOD FROM AUGUST 2, 1995 THROUGH DECEMBER 31, 1995:

                                       High                Low
                                       ----                ---

Third Quarter                         $13.42             $ 9.33
Fourth Quarter                         15.67              10.83


PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1996:

First Quarter                         $19.83             $13.33
Second Quarter                         26.33              18.31
Third Quarter                          21.25              12.75
Fourth Quarter                         21.25               4.75

As of March 21, 1997, there were approximately 31 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's current policy is to reinvest earnings in the continued development and operations of its business.

ITEM 6. SELECTED FINANCIAL DATA.

The Company was formed in December 1993 to market, sell and service a range of diagnostic products that address selected needs in women's healthcare. It began operations in January 1994 as the exclusive distributor throughout much of the world for the bone densitometry products developed and manufactured by the Manufacturers. Both Manufacturers are subsidiaries of NMS BV. Certain of the Company's stockholders control NMS BV. The Company has no ownership interest in NMS BV. Under the Distribution Agreement with the Manufacturers, the Company (i) has rights to exclusive worldwide distribution of all medical diagnostic products manufactured or developed by Norland Corp. or Stratec (subject, at the present time, to Stratec's right to distribute its own products in Germany until the Company elects to take over such distribution) and (ii) with certain exceptions, may not distribute products manufactured by any non-affiliate of the Company that directly compete with their products. The Distribution Agreement has an initial term ending December 31, 2015, with rights to extend for successive five-year periods.

During 1992 and 1993, Ostech B.V. ("OBV"), a subsidiary of NMS BV, served as exclusive distributor of Norland Corp.'s products for all locations outside the U.S., Canada and Switzerland and of Stratec's products for all locations outside Germany and Switzerland. Some of the former officers and employees of OBV are officers and employees of the Company. OBV's financial information for the periods ended December 31, 1992 and 1993 is presented for comparative purposes. OBV ceased all business activities at the end of 1993.

The following financial data as of and for the periods ended December 31, 1992, 1993, 1994, 1995 and 1996 were derived from (i) the Company's financial statements for the years 1994, 1995 and 1996, which were audited by Coopers & Lybrand L.L.P., (ii) the financial statements of OBV for the year 1993, which were audited by Schweizerische Treuhandgesellschaft-Coopers & Lybrand AG, and
(iii) the financial statements of OBV for the period from April 1, 1992 (date of commencement of operations) through December 31, 1992, which were audited by Deloitte & Touche Registeraccountants. The financial data should be read in conjunction with the audited financial statements of the Company and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" at
Item 7 of this Report.

                                                           Ostech B.V.                        Norland Medical Systems, Inc.
                                                  ----------------------------------------------------------------------------------
                                                   Period from                         Year Ended December 31,
                                                  April 1, 1992    -----------------------------------------------------------------
                                                  to December 31,
                                                      1992              1993             1994              1995             1996
                                                  ------------     ------------      ------------     -------------     ------------
Statement of Income (Loss) Data:

Revenue .....................................     $  4,094,964     $  5,488,095      $ 10,041,548      $ 18,243,808     $ 25,309,977

Cost of revenue .............................        3,118,925        4,066,539         6,517,701        12,508,809       16,248,469
One-time distribution
  agreement costs ...........................                0                0         1,922,247                 0                0
                                                  ------------     ------------      ------------      ------------     ------------
  Gross profit ..............................          976,039        1,421,556         1,601,600         5,734,999        9,061,508
Sales and marketing expense .................          747,292        1,068,197           973,208         1,651,125        3,505,666
General and administrative
  expense ...................................          183,219          399,449           526,364           960,368        2,570,212
                                                  ------------     ------------      ------------      ------------     ------------
  Income (loss) from operations .............           45,528          (46,090)          102,028         3,123,506        2,985,630
Liquidation loss - net ......................                0         (326,007)                0                 0                0
Other income (expense) ......................           47,105          (13,760)           (6,984)          412,983          703,744
                                                  ------------     ------------      ------------      ------------     ------------
  Income (loss) before taxes ................           92,633         (385,857)           95,044         3,536,489        3,689,374
Provision for taxes .........................            9,629               60            27,000         1,436,000        1,498,000
                                                  ------------     ------------      ------------      ------------     ------------
  Net income (loss) .........................     $     83,004     $   (385,917)     $     68,044      $  2,100,489     $  2,191,374
                                                  ============     ============      ============      ============     ============

Earnings per share(1) .......................             --               --        $       0.02      $       0.40     $       0.31
                                                                                     ============      ============     ============

Weighted average number of
s common shares outstanding(1) ..............             --               --           4,002,000         5,248,184        7,168,871

                                                                                                    As of December 31,
                                                                                     ------------     -------------     ------------
                                                                                         1994              1995             1996
                                                                                     ------------     -------------     ------------
Balance Sheet Data:
Working capital..........................                                            $     68,044      $ 20,472,327     $ 19,170,771
Total assets.............................                                               2,751,929        24,706,377       30,243,378
Long-term debt...........................                                                       0                 0                0
Stockholders' equity.....................                                                  68,044        20,520,846       26,520,865

----------
(1) Reflects the 2,000-for-1 split of the Common Stock in June 1995 and a restatement for a three-for-two stock split of the Common Stock in June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

General

     Revenues and costs of revenues for systems and spare parts purchased by the Company from the Manufacturers for immediate resale and for systems manufactured by the Company are recognized at the time of shipment from the Manufacturers. Service revenue is recognized at the time the service is performed. Both purchases from the Manufacturers and sales to customers are generally made in U.S. dollars.

     Prior to recent amendments to the Distribution Agreement, the Company's cost of revenues on systems purchased for immediate resale was generally equal to (a) the Manufacturer's Device Cost as defined in the Distribution Agreement plus (b) 50% of the difference between the prices at which the Company sells systems and the Manufacturer's Device Cost. Cost of revenues on systems purchased for the Company's short-term rental and pay-per-scan programs or as demonstration systems was generally equal to 150% of Manufacturer's Device Cost. The Manufacturer's Device Cost is set semi-annually, based on the average cost of system components and parts purchased by the Manufacturers during the preceding six-month period plus an allowance for other direct manufacturing costs. The Amended Pricing Provisions described in Item 1 of this Report became applicable to purchases from Norland Corp. on October 1, 1996 and to purchases from Stratec on December 1, 1996. The Company's customers outside the U.S. are predominantly third-party distributors. Distributors often seek, and the Company may be willing to give, discounts or extended payment terms based on volume.

     On April 2, 1996, the Company acquired Dove, which manufactured and sold the OsteoAnalyzer line of bone densitometers based on single X-ray absorptiometry technology, at a cost of approximately $6.9 million, consisting of $3.6 million in cash and 161,538 shares of the Company's Common Stock valued at approximately $3.3 million. The audited consolidated financial statements for the year ended December 31, 1996, included in Item 8 of this Report, reflect the Company's acquisition of Dove under the purchase method of accounting.

Result of Operations

            The following table sets forth for the periods indicated certain items from the Company's Statements of Income (Loss) as a percentage of revenue:

                                                     Years Ended December 31,
                                                  1994        1995        1996
                                                  ----        ----        ----

Revenue.....................................     100.0%       100.0%      100.0%
Cost of revenue.............................      64.9         68.6        64.2
One-time distribution agreement costs.......      19.1          0.0         0.0
                                                -----------             -------
  Gross profit..............................      16.0         31.4        35.8
Sales and marketing expense.................       9.7          9.1        13.9
General and administrative expense..........       5.2          5.3        10.1
                                               -------      -------      ------
  Income (loss) from operations.............       1.1         17.0        11.8
Liquidation loss - net......................       0.0          0.0         0.0
Other income (expense)......................      (0.1)         2.3         2.8
                                               -------      -------     -------
                                                   1.0         19.3        14.6
Provision for income taxes..................       0.3          7.8         5.9
                                               -------      -------     -------
  Net income (loss).........................       0.7         11.5         8.7
                                              ========       ======     =======

     The Company's Year Ended December 31, 1996 Compared to Its Year Ended December 31, 1995.

     Revenue for 1996 increased $7,066,169 (38.7%) to $25,309,977 from
$18,243,808 for 1995. The increase was largely a result of increased sales of pDEXA systems in the United States following its introduction in the fourth quarter of 1995, increased sales of the Company's other products and sales by Dove (which was acquired by the Company on April 2, 1996). Sales of pDEXA systems in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and operational difficulties experienced earlier in 1996 with pDEXA units installed in Japan and the southeastern United States related to the effects of humidity on one component. The Company believes that these operational difficulties have been addressed. Sales in Japan and the United States represented 22% and 54%, respectively, of total revenue for 1996 and 68% and 6% respectively, of total revenue for 1995. Sales of complete bone densitometry systems represented 94% and 95% of total revenue for 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

     Cost of revenue as a percentage of revenue was 64.2% and 68.6% for 1996 and 1995, respectively, resulting in a gross margin of 35.8% for 1996 compared to 31.4% for 1995. The increase in gross margin is attributed to the product mix in 1996 which consisted of a relatively greater proportion of revenues from higher margin products such as the pDEXA when sold directly by the Company to customers in the United States. In an effort to further increase system sales volume in the United States, the Company has established a network of third party distributors. Most sales of pDEXA and traditional DXA systems are now made through such distributors. Such sales are at lower gross margins than sales that were made directly by the Company to customers. Sales of OsteoAnalyzer systems manufactured by Dove, for which the Company receives the entire margin between the manufacturer's cost and the Company's sale price, also contributed to the increase in the Company's gross margins. A portion of the margins on the Company's other products is paid to the Manufacturers. As indicated above, the Company and the Manufacturer implemented the Amended Pricing Provisions under the Distribution Agreement during the fourth quarter of 1996, which had the effect of decreasing the cost of purchasing systems and increasing gross margins.

     Sales and marketing expense increased $1,854,541 (112.3%) to $3,505,666 for 1996 from $1,651,125 for 1995, and increased as a percentage of revenue to 13.9% from 9.1%. The increases were primarily due to increased salaries and commissions related to increased sales staff and sales volume, increased expenses related to customer service, marketing expenses related to penetration of the United States market, and inclusion of the sales and marketing expenses of Dove for the last three quarters of 1996.

     General and administrative expense (before the stock offering charge referred to below) increased $1,212,147 (126.2%) to $2,172,515 for 1996 from $960,368 for 1995 and increased as a percentage of revenue to 8.6% from 5.3%. These increases were primarily due to increased expenses of new and existing personnel; to legal, accounting and other expenses attributable to the Company having been a public company for all of 1996 and to increased levels of business; and to the inclusion of Dove's operations for the last three quarters of 1996, including $267,127 of amortization expense related to the acquisition. In the quarter ended September 30, 1996, the Company also recognized a $397,697 charge for the expenses incurred in connection with the Company's stock offering that was withdrawn in August 1996 as a result of the general stock market decline and the decline in the price of the Company's Common Stock.

     Other income in 1996 and 1995 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers.

     The provision for taxes for 1996 increased by $62,000 (4.3%) to $1,498,000 from $1,436,000 for 1995. The Company has provided for income taxes at its current effective tax rate of 40.6% for both 1996 and 1995. The increases in the provision for income taxes were entirely due to the relative changes in income before taxes.

     The Company had net income of $2,191,374 for 1996 compared to net income of $2,100,489 for 1995, an increase of $90,885 (4.3%). The increase was due primarily to the factors discussed above. The stock offering charge of $397,697 recognized in the quarter ended September 30, 1996 reduced net income on an after tax basis by $236,094. Excluding the after tax effect of this charge, net income for 1996 would be $2,427,468 representing an increase of $326,979 (15.6%) over 1995. The charge on an after tax basis reduced 1996 earnings per share by $.03.

     The Company's Year Ended December 31, 1995 Compared to Its Year Ended December 31, 1994.

     Revenue for 1995 increased $8.2 million (82%) to $18.2 million from $10.0 million for 1994. The increase was due primarily to the increased sales of the pDEXA system. The pDEXA was introduced in Japan in the third quarter of 1994. The increase in revenue for 1995 reflects the fact that the pDEXA was sold in Japan during the entire year, as well as the fact that there were significant increases in the level of pDEXA sales in each quarter of 1995 over the corresponding period in 1994. Sales in the United States and Canada increased 53% to $1.2 million in 1995 from $750,739 in 1994, reflecting the effects of the introduction of the pDEXA in the United States in the fourth quarter of 1995 and increased customer interest in the Company's other products. Sales of complete bone densitometry systems represented 95% and 91% of total revenue for 1995 and 1994, respectively. Sales of parts and services and, in 1995, rental income, comprised virtually all of the other revenues for such periods.

     Cost of revenue as a percentage of revenue was 69% and 65% for 1995 and 1994 (before one-time distribution agreement costs), respectively, resulting in a gross margin of 31% for 1995 compared to 35% for the comparable period of 1994. This decline in gross margin (before one-time distribution agreement to higher component costs and the relatively higher volume of pDEXA product that is subject to volume discounts granted to the Company's Japanese distributor. Under the terms of the distribution agreement in effect with Norland Corp. for 1994, the Company was required to purchase $5.2 million of products from Norland Corp. to satisfy a minimum requirement for the year ended December 31, 1994. At the prices that would have applied in the absence of such minimum requirement, purchases from Norland Corp. during that period to fill customer orders totaled $3.3 million. The $1.9 million difference between that amount and the Company's minimum purchase requirement is reflected as "one-time distribution agreement costs" for 1994. After giving effect to this payment, the Company's gross margin for 1994 was 16%.

     Sales and marketing expense increased $677,917 (70%) to $1.7 million for 1995 from $973,208 for 1994, and decreased as a percentage of revenue to 9.1% from 9.7%. The dollar increase was primarily due to increased sales commissions and incentive payments related to increased sales, increased expenses related to customer service and marketing expenses related to market introduction in the United States of pDEXA. The decrease as a percentage of revenue was due to the fact that revenues increased at a greater rate than selling expenses.

     General and administrative expense increased $434,004 (82%) to $960,368 for 1995 from $526,364 for 1994 and increased as a percentage of revenue to 5.3% from 5.2%. The increases were primarily due to the establishment of a $150,000 allowance for doubtful accounts, increased expenses of new and existing personnel and increased legal, accounting and other expenses attributable to the Company being a public company starting in August 1995.

     Other income in 1995 consisted of interest earned on the initial public offering proceeds and other cash balances, reduced by other expenses, consisting primarily of bank charges and other fees related to bank transfers. Other expense in 1994 consisted primarily of bank charges and other fees related to bank transfers.

     The provision for taxes for 1995 increased to $1.4 million from $27,000 for 1994. The increase was due to the relative increase in income before taxes. The Company provided for income taxes at its effective tax rates of 40.6% for 1995 and 28.4% for 1994. The increase in the effective rate is attributable to the diminished impact of graduated federal income tax rates on 1995 income relative to 1994 income.

     The Company had net income of $2.1 million for 1995 compared to net income of $68,000 for 1994 ($1.2 million, without giving effect to the one-time distribution agreement costs). The increase was due primarily to increased revenues from sales of the Company's pDEXA system and interest earned on cash balances.

     Liquidity and Capital Resources

     Since its inception in December 1993, the Company's operations have been financed primarily by loans from stockholders, cash flow from operations and proceeds of its initial public offering. The Company has no bank credit line and, other than $800,000 in stockholder loans and advances to fund the Company's first year of operations, has incurred no indebtedness. All stockholder loans and advances have been paid in full by the Company.

     On August 2, 1995, the Company issued 3,000,000 shares in an initial public offering that raised net proceeds of $18.4 million. The Company used a portion of such net proceeds for general corporate purposes and the acquisition of Dove.

     The Company's accounts receivable increased 101% to $9.2 million at December 31, 1996 from $4.5 million at December 31, 1995. The increase in accounts receivable reflects both higher sales volume and less prompt payment by the Company's customers. At December 31, 1996, the largest balance, 18% of total outstanding trade receivables, was owed by Nissho Iwai, the Company's distributor in Japan.

     Cash decreased $11.1 million to $8.1 million at December 31, 1996. The decrease in cash was primarily the result of the Company acquiring Dove and certain intangible assets used by Dove in exchange for shares of Company Common Stock and $3.6 million in cash, increased accounts receivable relative to accounts payable, the payment of $3.1 million in corporate income taxes, and the purchase of a $1.9 million U.S. Treasury Bill. The Company also made a $1,000,000 loan to Reynald G. Bonmati, President, and an $80,000 loan to Kurt W. Streams, Chief Financial Officer. The outstanding balance of the loan to Mr. Bonmati was reduced to $500,000 at year end. The loan is payable on demand and bears interest at 6% per annum. The loan to Mr. Streams is due in September 1997 and bears interest at 6% per annum. The outstanding amount of these loans, including accrued interest, at December 31, 1996 was $581,704.

     At December 31, 1995, the Company employed no fixed assets other than leased computers and office furniture. Property and equipment as of December 31, 1996 consisted of computer and telephone equipment, a management information system, office furniture and improvements to leased facilities. At the present time, no significant expenditures for additional equipment or systems are planned for 1997.

     Should the proposed acquisition of Norland Corp. be approved by the Company's stockholders, the Company's cash requirements with respect to the transaction will consist of a $1,250,000 cash payment at close, a second $1,250,000 cash payment six months thereafter, plus interest payments on the Purchase Note and the Additional Note which will range from approximately $250,000 to $300,000 per quarter, depending upon the final amount of the purchase price. Following the acquisition, the Company will receive the entire margin on systems manufactured by Norland Corp. and will become responsible for financing manufacturing and research and development on the Norland Corp. product line. Any sales growth of the OsteoAnalyzer product line will also be financed by the Company.

     The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations, including the proposed acquisition of Norland Corp., for at least the next twelve months. However, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's ability to meet its cash needs through internal sources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                     -------

                                                                        Page
                                                                        ----

Report of Independent Accountants                                         30

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995         31

     Consolidated Statements of Income for the years ended

         December 31, 1996, 1995 and 1994                                 32

     Consolidated Statements of Changes in Stockholders' Equity

         for the years ended December 31, 1996, 1995 and 1994             33

     Consolidated Statements of Cash Flows for the years ended

         December 31, 1996, 1995 and 1994                                 34

     Notes to Consolidated Financial Statements                        36-48

Financial Statement Schedule:

     Valuation and Qualifying Accounts                                    49

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors of
   Norland Medical Systems, Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Norland Medical Systems, Inc. (formerly Ostech, Inc.) listed in the index on page 29 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company, as disclosed in the financial statements, has extensive transactions and relationships with related parties. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norland Medical Systems, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 5, 1997

                          NORLAND MEDICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                                     ------

                                     ASSETS

                                                                   1996                   1995
                                                              ------------           ------------
Current assets:
      Cash and cash equivalents                               $  8,133,468           $ 19,218,865
      Investment (Note 3)                                        1,949,039                     --
      Accounts receivable, net (Note 4)                          9,182,488              4,571,520
      Income taxes recoverable                                     794,285                     --
      Inventories (Note 5)                                       1,851,713                798,484
      Officers' loans receivable (Note 6)                          581,704                     --
      Current portion of product development loan
         receivable-- affiliate (Note 7)                            38,685                     --
      Prepaid expenses and other current assets                    361,902                 68,989
                                                              ------------           ------------
Total current assets                                            22,893,284             24,657,858
                                                              ------------           ------------

Investment in Vitel, Inc. (Note 1)                                 260,000                     --
Property and equipment, net (Note 8)                               406,375                     --
Product development loan receivable - affiliate (Note 7)           251,100                 48,519
Goodwill, net (Notes 9 and 10)                                   3,183,961                     --
Other intangible assets, net (Notes 9 and 10)                    3,248,658                     --
                                                              ------------           ------------
Total assets                                                  $ 30,243,378           $ 24,706,377
                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable - Norland (Note 11)                          $  2,220,816           $    493,424
Accounts payable - Stratec (Note 11)                               714,127              1,959,403
Accounts payable - trade                                            81,416                 32,000
Accrued expenses                                                   658,304                361,003
Income taxes payable                                                    --              1,305,037
Customer deposits                                                   47,850                 34,664
                                                              ------------           ------------
Total current liabilities                                        3,722,513              4,185,531
                                                              ------------           ------------

Stockholders' equity (Note 12):
Common stock, par value of $0.0005 per share -
 10,000,000 shares authorized, 6,904,781
       shares issued and outstanding                                 3,452                  3,000
Additional paid-in capital                                      22,158,170             18,349,813
Retained earnings                                                4,359,243              2,168,033
                                                              ------------           ------------
Total stockholders' equity                                      26,520,865             20,520,846
                                                              ------------           ------------

Total liabilities and stockholders' equity                    $ 30,243,378           $ 24,706,377
                                                              ============           ============

    The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              for the years ended December 31, 1996, 1995 and 1994

                                                                                            1996            1995            1994
                                                                                       ------------    ------------    ------------

Revenue (including sales to affiliates
      of $562,108, $889,982 and $631,523 in 1996, 1995 and 1994,
      respectively)                                                                    $ 25,309,977    $ 18,243,808    $ 10,041,548
Cost of revenue                                                                          16,248,469      12,508,809       6,517,701
One-time distribution agreement costs
      (Note 2)                                                                                 --              --         1,922,247
                                                                                       ------------    ------------    ------------
      Gross profit                                                                        9,061,508       5,734,999       1,601,600

Sales and marketing expense                                                               3,505,666       1,651,125         973,208

General and administrative expense
      (including an overhead charge from an affiliate of $33,136,                         2,570,212         960,368         526,364
      $22,360 and $150,000 in 1996, 1995 and 1994, respectively)                       ------------    ------------    ------------

      Operating income                                                                    2,985,630       3,123,506         102,028

Other income (expense):
      Interest income                                                                       720,851         443,653            --
      Other expense                                                                         (17,107)        (30,670)         (6,984)
                                                                                       ------------    ------------    ------------
                                                                                            703,744         412,983          (6,984)
                                                                                       ------------    ------------    ------------
      Income before income taxes                                                          3,689,374       3,536,489          95,044

Provision for income taxes (Note 14)                                                      1,498,000       1,436,000          27,000
                                                                                       ------------    ------------    ------------

      Net income                                                                       $  2,191,374    $  2,100,489    $     68,044
                                                                                       ============    ============    ============

Net income per common share                                                            $       0.31    $       0.40    $       0.02
                                                                                       ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

                                 -------------

                                                                                                       Common       Paid-In
                                                                          Total         Shares          Stock       Capital
                                                                          -----         ------          -----       -------
Issuance of 1,000 shares of  common stock                           $          -          1,000   $         10  $        990
2,000-for -1 stock split on  June 2, 1995 (Note 12)                            -      1,999,000            990          (990)
3-for-2 stock split on June 14, 1996 (Note 12)                                 -      1,000,000            500             -
Net income                                                                68,044              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1994                                           68,044      3,000,000          1,500             -

Proceeds from common stock subscription                                    1,000              -              -             -
Issuance of 2,000,000 shares of common stock
    on August 2, 1995, net of cost
    and  expenses directly related
    to the offering (Note 12)                                         18,351,313      2,000,000          1,000    18,350,313
3-for-2 stock split on June 14, 1996 (Note 12)                                 -      1,000,000            500          (500)
Net income                                                             2,100,489              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1995                                     $ 20,520,846      6,000,000   $      3,000  $ 18,349,813

Issuance of shares for stock options exercised                               292        743,250            371           (79)
Issuance of shares to acquire Dove Medical Systems                     3,311,519        161,538             81     3,311,438
Cost and expenses directly related to stock offering                      (3,002)             -              -        (3,002)

Cash paid in lieu of fractional shares on 3-for-2
 split on June 14, 1996                                                     (164)            (7)             -             -
Tax benefit related to stock options (Note 1)                            500,000              -              -       500,000
Net income                                                             2,191,374              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1996                                     $ 26,520,865      6,904,781   $      3,452  $ 22,158,170
                                                                    ============   ============   ============  ============


                                                                 Stock           Retained
                                                              Subscriptions      Earnings
                                                              -------------      --------
Issuance of 1,000 shares of  common stock                     $     (1,000) $           -
2,000-for -1 stock split on  June 2, 1995 (Note 12)                      -              -
3-for-2 stock split on June 14, 1996 (Note 12)                           -           (500)
Net income                                                               -         68,044
                                                              ------------   ------------
Balance as of December 31, 1994                                     (1,000)        67,544

Proceeds from common stock subscription                              1,000              -
Issuance of 2,000,000 shares of common stock
    on August 2, 1995, net of cost
    and  expenses directly related
    to the offering (Note 12)                                            -              -
3-for-2 stock split on June 14, 1996 (Note 12)                           -              -
Net income                                                               -      2,100,489
                                                              ------------   ------------
Balance as of December 31, 1995                               $          -   $  2,168,033

Issuance of shares for stock options exercised                           -              -
Issuance of shares to acquire Dove Medical Systems                       -              -
Cost and expenses directly related to stock offering                     -              -


Cash paid in lieu of fractional shares on 3-for-2
 split on June 14, 1996                                                  -           (164)
Tax benefit related to stock options (Note 1)                            -              -
Net income                                                               -      2,191,374
                                                              ------------   ------------
Balance as of December 31, 1996                               $          -   $  4,359,243
                                                              ============   ============

    The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1996, 1995 and 1994

                                      -----

                                                                                     1996               1995               1994
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                                     $  2,191,374       $  2,100,489       $     68,044
                                                                                 ------------       ------------       ------------
  Adjustments to reconcile net income to net cash used
  in operating activities:

       Provision for doubtful accounts                                                 70,000            150,000                  -
       Amortization expense                                                           343,666             17,415                  -
       Depreciation expense                                                            59,276                  -                  -
       Changes in:

          Accounts receivable                                                      (4,546,794)        (2,849,826)        (1,872,494)
          Inventories                                                                (946,088)          (815,899)                 -
          Prepaid expenses and other current assets                                  (275,699)           (47,639)           (21,350)
          Accounts payable                                                            373,589          1,096,022          1,388,805
          Accrued expenses                                                            148,968            314,276             46,727
          Income taxes                                                             (1,599,322)         1,278,037             27,000
          Customer deposits                                                            (6,314)           (83,336)           118,000
                                                                                 ------------       ------------       ------------
            Total adjustments                                                      (6,378,718)          (940,150)          (313,312)
                                                                                 ------------       ------------       ------------

            Net cash (used in) provided by
              operating activities                                                 (4,187,344)         1,160,339           (245,268)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
  Payment for purchase of stock and certain intangible assets
     of Dove Medical Systems, net of cash acquired                                 (3,432,937)                 -                  -
  Investment in Vitel, Inc.                                                          (260,000)                 -                  -
  Purchases of property and equipment                                                (430,233)                 -                  -
  Loans to officers                                                                (1,099,211)                 -                  -
  Repayment of loans to officers                                                      517,507                  -                  -
  Purchase of investment                                                           (1,949,039)                 -                  -
  Product development loan to affiliate                                              (241,266)           (48,519)                 -
                                                                                 ------------       ------------       ------------
     Net cash used in investing activities                                         (6,895,179)           (48,519)                 -
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
  Proceeds from stock options exercised                                                   292                  -                  -
  Costs and expenses of issuing common stock                                           (3,002)                 -                  -
  Cash paid for fractional shares                                                        (164)                 -                  -
  Proceeds from issuance of common stock, net                                               -         18,351,313                  -
  Proceeds from common stock subscriptions                                                  -              1,000                  -
  Notes payable to stockholders                                                             -           (750,000)           750,000
  Stockholder advances                                                                      -            (50,000)            50,000
                                                                                 ------------       ------------       ------------
     Net cash (used in) provided by financing activities                               (2,874)        17,552,313            800,000
                                                                                 ------------       ------------       ------------

Net (decrease) increase in cash                                                   (11,085,397)        18,664,133            554,732

Cash and cash equivalents at beginning of year                                     19,218,865            554,732                  -
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of year                                         $  8,133,468       $ 19,218,865       $    554,732
                                                                                 ============       ============       ============

                          NORLAND MEDICAL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1996, 1995 and 1994

                                      -----
Noncash investing and financing activities:

The $18,351,313 net proceeds of the initial public offering in 1995 represents the $21,000,000 of gross proceeds less the costs and expenses directly related to the offering of $2,648,687.

During 1994, the Company issued common stock having an aggregate par value of $1,000 in return for stock subscriptions receivable of $1,000.

Cash paid for:

                                     1996              1995              1994
                                  ----------        ----------        ----------

Income taxes                      $3,097,322        $  157,963        $        0
                                  ==========        ==========        ==========

Interest                          $        0        $   10,342        $        0
                                  ==========        ==========        ==========

The Company purchased all of the outstanding shares of Dove Medical Systems and certain intangible assets for $3,600,000 in cash and 161,538 shares of Company Common Stock valued at $3,311,529. In conjunction with the acquisition, the Company assumed $325,774 in liabilities.

    The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Summary of Significant Accounting Policies:

Company's Activities

Norland Medical Systems, Inc. ("NMS" or the "Company") distributes devices which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to hospitals, clinics, research institutions, pharmaceutical companies and individual practitioners. The Company primarily sells through medical product distributors.

Corporate Structure

NMS was incorporated on December 21, 1993 as Ostech, Inc. and commenced operations January 1, 1994 as the exclusive marketer and distributor of certain medical products and technologies of Norland Corporation (U.S.) ("Norland Corp.") and Stratec Medizintechnik GmbH (Germany) ("Stratec"). On April 2, 1996, the Company acquired Dove Medical Systems (U.S.) ("Dove"), a manufacturer of low-cost bone densitometry systems. Dove is a wholly-owned subsidiary, and as a result, all intercompany activities have been eliminated in consolidation.

Both Norland Corp. and Stratec are wholly-owned subsidiaries of Norland Medical Systems B.V. (Netherlands). Certain shareholders of NMS are shareholders of Norland Medical Systems B.V. and own 91.2% of that company. Nissho Iwai Corporation ("Nissho Iwai"), a major customer of NMS, and its affiliate own the remaining 8.8% of Norland Medical Systems B.V.

Revenue and Cost Recognition

NMS purchases merchandise and services from Norland Corp. and Stratec (the "manufacturers") on the basis of sales orders in hand. NMS invoices customers and is invoiced by the manufacturers when the product is shipped. Revenue is recognized at the time of shipment. Management believes the gross profit recognized by NMS materially approximates that which would have been realized had the Company used unaffiliated suppliers.

Costs for returns and exchanges are borne by the respective manufacturer. The manufacturers offer one-year warranties on both the hardware and software included in their systems. The Company provides warranty services on behalf of Norland Corp. and Stratec. The Company invoices Norland Corp. and Stratec for the costs of performing such warranty services.

The Company has no obligations to provide any other services to any of its sub-distributors or their customers.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such instruments at year end and the cash balances reflect only cash in the Company's bank accounts, a short-term time deposit and investments in money market mutual funds.

Investments

Investments consist of a debt security issued by the U.S. Treasury Department. The Company classifies such debt security as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums or discounts. Premiums and discounts are amortized or accredited over the life of the related security as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

The Company has a minority interest in Vitel, Inc. (Texas) that is accounted for according to the cost method.

Inventory

Systems used in the Company's short-term rental program are carried in inventory at the lower of cost or net realizable value until the time of sale.

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

Property and Equipment

Machinery, equipment, furniture and fixtures are recorded at cost and are depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or ten years.

Intangible Assets

Intangible assets consist of a patent and the excess of cost over the fair value of net assets acquired in connection with the purchase of Dove and certain assets that were licensed to Dove. The patent is being amortized using the straight-line method over the remaining patent period which is ten years as of the date of its acquisition. The excess of cost over the fair value of net assets acquired and other intangible assets are being amortized using the straight-line method over twenty years.

Management evaluates on an ongoing basis the carrying value of the Company's intangible assets and makes a specific provision against such assets when an impairment of the value is identified.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in income taxes recoverable and an increase in additional paid in capital.

Net Income Per Common Share

Primary income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options, which have been included using the treasury stock method only when their effect is dilutive. Fully diluted income per share is not presented as it is not materially different from primary income per share.

The average common and common equivalent shares issued and under option was 7,168,871 shares, 5,248,184 shares and 4,002,000 shares for the years ended December 31, 1996, 1995 and 1994, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for the Company's year ending December 31, 1997. The Company is currently evaluating the expected impact of this statement on its financial statements.

Concentration of Credit Risk

The Company generally sells on either sixty day terms or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each country. At December 31, 1996, 1995 and 1994, the largest balance, 18%, 58% and 42%, respectively, of the total outstanding trade receivables, was owed by a single distributor.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Exchange Exposure

All of the Company's purchases and sales of products and services are made in U.S. dollars. As a result, the Company has minimal exposure to foreign exchange risk in the short-term. However, a significant portion of the Company's products are supplied by Stratec and sold along with Norland Corp. products into foreign markets. Any significant and lasting change in the exchange rates between the U.S. dollar and the currencies of those countries could have a material effect on both the costs and sales of those products and services.

2. Distribution Agreement:

In 1994, the Company entered into exclusive distribution agreements with Norland Corp. and Stratec. The invoice prices from Norland Corp. and Stratec to NMS were determined by using a pricing formula whereby the margin retained by NMS was equal to one-half of the difference between the price at which the product was sold to the distributor or end user and the direct cost of material, parts and labor of Norland Corp. or Stratec.

The agreement with Norland Corp. provided that in 1994 the Company would purchase a minimum of $5,200,000 of products and services during the first year of the agreement, irrespective of the pricing formula described above. If the minimum purchase requirement had not been in effect for the first year of this distribution agreement, the total purchases by the Company of products and services from Norland Corp. would have been $3,277,753. The excess of $1,922,247 paid by the Company over the pricing formula was, based on its materiality, charged to operations as a separate line item for fiscal 1994.

Effective April 1, 1995, the Company entered into a new distribution agreement with Norland Corp. and Stratec which expires December 31, 2015. The pricing formula in the new agreement was essentially the same as in the 1994 agreement. This agreement may be renewed for an indefinite number of successive five-year terms and contains no purchase obligation on the part of NMS. Under this agreement, the Company may not distribute devices manufactured by any non-affiliate of the Company which compete directly with the devices obtained from the manufacturers (except for devices using ultrasound technology).

The distribution agreement was amended in 1996 to change the pricing formula. The amended pricing formula became effective as of October 1, 1996 with respect to Norland Corp. products and as of December 1, 1996 with respect to Stratec products. Under the amended pricing formula, NMS pays Norland Corp. and Stratec an amount for each system equal to the aggregate costs of the components and parts used in the system plus the actual labor costs plus an agreed upon markup on the costs of all non-computer components. The manufacturers are also entitled to receive royalties equal to 5% of the price for which NMS sells certain devices. In the case of Norland Corp., the royalty will apply to all new systems manufactured by Norland Corp. (i.e., any system other than the pDEXA, the Eclipse and the XR-36). In the case of Stratec, the royalty applies to any system manufactured by Stratec which uses pQCT technology. If the aggregate amount payable by NMS to the manufacturers for a year under the amended pricing formula would exceed the aggregate amount payable under the original pricing formula, then the original pricing formula will apply. The amended pricing formula will be in effect until December 31, 1997. It will be automatically renewed with respect to each manufacturer for successive one year periods, unless such manufacturer elects to terminate the amended pricing formula effective on December 31 of any year by notice given to NMS not less than 90 nor more than 180 days prior to the end of such year.

3. Investment:

At December 31, 1996, the Company's investment in a U.S. Treasury bill, which matures on June 19, 1997, had an amortized cost of $1,949,039 and a fair value of $1,952,727, with a resulting unrealized gain of $3,688.

4. Accounts Receivable:

Accounts receivable at December 31 were as follows:

                                    1996                           1995
                                    ----                           ----

Accounts receivable            $9,403,488                      $4,721,520
Less allowance for
  doubtful accounts               221,000                         150,000
                             ------------                     -----------
                               $9,182,488                      $4,571,520
                               ==========                      ==========

NMS does not currently distribute Stratec products in Germany. Those products are distributed directly by Stratec through its own sales organization. Prior to June 1, 1996, Stratec acted as NMS' subdistributor for Norland Corp. products in Europe and the Middle East. The amounts owed by Stratec to NMS for Norland Corp. products at December 31, 1996 and 1995 were $62,689 and $180,253, respectively (See Note 11).

During 1996, 1995 and 1994, the Company sold $210,785, $889,982 and $631,523, respectively, of products and services to Stratec and $351,323, $0 and $0, respectively, of products and services to Norland Corp.

5. Inventories:

Inventories consist of the following as of December 31:

                                                             1996            1995
                                                             ----            ----
Raw materials, product kits,
      spare parts and sub-assemblies                        $377,373        $583,262
Work in progress                                              18,044               -
Demonstration systems, net of
      $83,839 and $17,415 accumulated amortization at
      December 31, 1996 and 1995, respectively             1,234,848         146,272
Rental systems                                               155,174          68,948
Finished goods                                               108,169               -
Obsolescence reserve                                        (41,895)               -
                                                          ---------         --------
                                                          $1,851,713        $798,484
                                                          ==========        ========

6. Officers' Loans Receivable:

In September 1996, the Company loaned $80,000 to its Chief Financial Officer
(CFO) to assist with relocation of his residence. The loan to the CFO is payable in full in September 1997, including interest which accrues at 6% per annum. The balance of the loan, including interest, was $81,704 at December 31, 1996.

In August 1996, the Company agreed to lend up to $2,500,000 to its President until December 31, 1997 at an annual interest rate of 6% to assist with tax liabilities in connection with stock option exercises. In September of 1996, the Company loaned $1,000,000 to the President which was reduced by principal and interest payments to a balance of $500,000 at December 31, 1996. The borrowings are payable on demand.

7. Product Development Loan Receivable - Affiliate:

In accordance with the terms of a Product Development Loan Agreement dated June 1, 1995 between NMS and the manufacturers, the Company advanced $289,785 and $48,519 to Norland Corp. as of December 31, 1996 and 1995, respectively. The loan accrues interest at 10% per annum payable quarterly. Principal payments are due in twenty equal quarterly installments beginning September 30, 1997, with the current portion of the loan consisting of principal payments due in 1997 plus accrued interest as of December 31, 1996.

8. Property and Equipment:

At December 31, 1996, property and equipment consisted of the following:

                                                 1996
                                                 ----

Machinery and equipment                        $303,087
Furniture and fixtures                          130,773
Leasehold improvements                           47,561
Less accumulated depreciation
      and amortization                          (75,046)
                                               --------
                                               $406,375
                                               ========

9. Acquisition of Dove Medical Systems:

On April 2, 1996, the Company acquired all of the outstanding shares of Dove and a certain patent and other intangible assets owned by the Dove majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company Common Stock valued at $3,311,529.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets was $3,308,011 and has been recorded as goodwill.

The net purchase price was allocated as follows:

Working capital                                           $  170,169
Property and equipment                                        35,418
Other non-current assets                                       6,196
Patent                                                       407,200
Other intangible assets                                    2,984,535
Goodwill                                                   3,308,011
                                                          ----------

Purchase price                                            $6,911,529
                                                          ==========

The operating results of Dove have been included in the accompanying 1996 consolidated statement of income from the date of acquisition. Pro forma unaudited consolidated operating results of the Company and Dove for the years ended December 31, 1996 and 1995, assuming the acquisition had been made as of January 1, 1995, are summarized below:

                                  1996         1995
                              -----------  -----------
                              (unaudited)   (unaudited)

Net sales                     $25,982,668  $20,104,737
Net income                      2,177,620    2,177,545
Earnings per share                   0.30         0.40

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect to amortization of the goodwill, patent and other intangible assets and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made on January 1, 1995 or that may occur in the future.

10. Goodwill and Other Intangible Assets:

At December 31, 1996, intangible assets consisted of the following:

                                                     1996
                            --------------------------------------------------------
                                                   Accumulated
                               Gross               Amortization               Net
                            ----------             ------------           ----------

Goodwill                    $3,308,011                $124,050            $3,183,961
                            ==========                ========            ==========

Other intangible assets      2,984,535                 112,537             2,871,998
Patent                         407,200                  30,540               376,660
                            ----------                --------            ----------
                            $3,391,735                $143,077            $3,248,658
                            ==========                ========            ==========

11. Trade Accounts Payable:

During 1996, 1995 and 1994, the Company purchased $13,138,280, $4,012,468 and
$5,200,000, respectively, of products and services from Norland Corp. and $3,163,964, $9,294,825 and $3,239,948, respectively, from Stratec. The amounts owed at December 31, 1996 and 1995 by NMS to these two companies for such purchases were $2,220,816 and $493,424 and $714,127 and $1,959,403, respectively. The amounts payable to Stratec at December 31, 1996 and 1995 are net of receivables from Stratec in the amounts of $62,689 and $180,253, respectively.

12. Stockholders' Equity:

On August 2, 1995, NMS sold 3,000,000 shares of common stock, having an aggregate par value of $1,000, at the initial public offering price of $7.00 per share. Deducted from the resulting gross proceeds of $21,000,000 are $2,651,689 in costs and expenses directly related to the offering, resulting in net proceeds of $18,348,311.

On June 2, 1995, the Board authorized a 2,000-for-1 stock split which decreased par value to $0.0005 per share and increased authorized and issued shares to 10,000,000 and 2,000,000, respectively.

The Board subsequently authorized a 3-for-2 stock split (in the nature of a stock dividend) effective June 14, 1996 which increased the issued and outstanding shares accordingly.

The financial statements and net income per common share for all periods presented reflect the stock splits described above.

13.  Compensation Programs:

Stock Option Plan

The Company has a Stock Option Plan covering officers, key employees and consultants of the Company. The Company has authorized 1,800,000 shares for options under the plan.

The outstanding options at December 31, 1995 have an exercise price not less than the market value on January 3, 1994, the date on which such options were granted. Fifty percent of the options became exercisable in 1995. On January 1, 1996, an additional twenty-five percent became exercisable and the remaining twenty-five percent became exercisable on January 1, 1997. Of the 258,750 of remaining unexercised options granted in 1994, the term for 71,250 options is ten years and the term for 187,500 options is five years. Options granted in 1996 and 1995 vest over a four year period and expire ten years from the granting date, or upon termination of employment except for 7,500 options which became fully vested in 1996. The option price was based on 100% of market value of the Company's Common Stock on the dates the options were granted.

     The following is a summary of options related to the plan as of December
31:

                                               Option Price                    Option price                Option price
                                       1996      per share          1995        per share          1994      per share
                                       ----      ---------          ----        ---------          ----      ---------
Options outstanding at
beginning of year                 1,117,500     $0.0005-13.83     1,002,000   $0.0005-0.0006             -           -

Granted                             300,000     $15.00-22.17        115,500    $10.67-13.83      1,002,000   $0.0005-0.0006
Exercised                          (743,250)   $0.0005-0.0006             -                              -           -
                                  ---------                       ---------                      ---------
Options outstanding at
end of year                         674,250     $0.0005-22.17     1,117,500    $0.0005-13.83     1,002,000   $0.0005-0.0006
                                  =========                       =========                      =========

Options exercisable at
end of year                          46,125                         501,000                              -
                                  =========                       =========                      =========
Options available for               382,500                          82,500                        198,000
grant at end of year              =========                       =========                      =========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan and did not recognize compensation expense. Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                     1996                             1995
                                     ----                             ----
Net income:
   As reported                    $2,191,374                      $2,100,489
    Pro forma under SFAS 123       1,209,853                       2,063,901

Earnings per share:
   As reported                         $0.31                           $0.40
    Pro forma under SFAS 123            0.17                            0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0% for both periods, risk-free weighted average interest rate of 5.7% during both periods, expected volatility factor of 89% for both periods, and an expected option term of 4 years for both periods. The weighted average fair value at date of grant for options granted during 1996 and 1995 was $11.85 and $8.12 per option, respectively.

401(k) Plan

Pursuant to the Norland Medical Systems, Inc. Retirement Savings Plan, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. The Company may also make additional discretionary contributions for any year. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $13,342, $1,776 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

14. Income Tax:

The components of the provision for income taxes as of December 31 were as follows:

                       1996                  1995                 1994
                       ----                  ----                 ----
Current
   Federal          $1,254,387            $1,202,406              $17,500
   State               243,613               233,594                9,500
                  ------------          ------------            ---------
                    $1,498,000            $1,436,000              $27,000
                  ============          ============            =========

As of December 31, 1996, 1995 and 1994, the Company did not have any significant temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 as follows:

                                                           1996                  1995                 1994
                                                           ----                  ----                 ----
Statutory income tax rate                                  34.0%                 34.0%                34.0%
State income taxes, net of federal tax effect               6.6                   6.6                  6.6
Impact of graduated federal income tax rates                 -                     -                 (12.2)
                                                           ----                  ----                -----
Effective income tax rate                                  40.6%                 40.6%                28.4%
                                                           ====                  ====                =====

15. Lease Commitments:

In 1996, the Company entered into operating leases for its manufacturing and office facilities and established subleases for portions of certain facilities with Norland Corp. and another company in which certain stockholders of NMS are also stockholders. Rent is prorated on a square footage basis. For the year ended December 31, 1996, lease expense was approximately $93,258 and sublease income was $29,688 and $37,638 with respect to Norland Corp. and the other company.

The following is a schedule of future minimum lease payments and future sublease receipts as of December 31, 1996:

                         Rental Payments                 Sublease Receipts
                         ---------------                 -----------------
1997                        $  196,356                      $134,184
1998                           173,784                       134,184
1999                           171,732                       134,184
2000                           139,866                       109,092
2001                           108,000                        84,000
Thereafter                     504,000                       392,000
                            ----------                      --------
                            $1,293,738                      $987,644
                            ==========                      ========

16.  Other Related Party Transactions:

The Company also rents space and purchases administrative support services on a month to month basis from another company in which certain beneficial stockholders of NMS are also stockholders. The cost of the space and services to NMS for the years ended December 31, 1996, 1995 and 1994 was $33,136, $22,360 and $150,000, respectively.

As of December 31, 1996, 1995 and 1994, no amount was due by the Company for these costs.

17. Supplemental Sales and Customer Information:

The Company's largest customers are medical distributors in countries with high incidence of bone disease, available therapies and significant third party reimbursement. Two such distributors accounted for 22% and 6%, 68% and 9%, and 34% and 30% of revenues, respectively, for the years ended December 31, 1996, 1995 and 1994, respectively.

Sales by geographic territory for the years ended December 31 were as follows:

                                                      1996                          1995                             1994
                                        ---------------------------    -----------------------------    ---------------------------

North America                           $13,646,048          53.9%       $ 1,152,046           6.3%       $   750,739           7.5%
Pacific Rim                              10,338,350          40.8         15,998,238          87.7          7,737,897          77.0
Latin America                               747,498           3.0            203,542           1.1            921,389           9.2
Europe/Middle East                          578,081           2.3            889,982           4.9            631,523           6.3
                                        -----------        ------        -----------        ------        -----------        ------
                                        $25,309,977         100.0%       $18,243,808         100.0%       $10,041,548         100.0%
                                        ===========        ======        ===========        ======        ===========        ======

18.  Quarterly Financial Data:  (Unaudited)

                                                                   1995 Quarters
                                 -------------------------------------------------------------------------------------------------
                                 First                 Second                 Third                 Fourth                 Total
                                 -----                 ------                 -----                 ------                 -----
Revenue                       $3,895,921            $4,003,310             $5,230,527            $5,114,050            $18,243,808
Gross profit                   1,295,390             1,254,162              1,519,420             1,666,027              5,734,999
Operating income                 735,384               796,134                719,811               872,177              3,123,506
Net income                       438,312               475,666                505,364               681,148              2,100,490
Net income per Common share        $0.11                 $0.12                  $0.08                 $0.10                  $0.40

                                                                   1996 Quarters
                                 -------------------------------------------------------------------------------------------------
                                 First                 Second                 Third                 Fourth                  Total
                                 -----                 ------                 -----                 ------                  -----
Revenue                       $5,218,290            $6,949,116             $8,066,882            $5,075,689            $25,309,977
Gross profit                   1,802,379             2,568,986              2,652,295             2,037,848              9,061,508
Operating income                 921,315             1,091,758                720,553               252,004              2,985,630
Net income                       691,256               750,057                515,335               234,726              2,191,374
Net income per Common share        $0.10                 $0.10                  $0.07                 $0.03                  $0.31

The net income per Common share for all periods presented reflects the stock splits described in Note 12.

19.  Subsequent Events:

     On February 26, 1997, the Company signed an agreement to acquire all of the issued and outstanding stock of Norland Corp. for $17.5 million with a possible additional purchase price of up to $2.5 million based on the level of the Company's 1997 revenues. For each full $1,000,000 of 1997 revenues above $32,000,000, the purchase price will be increased by $312,500 (up to the maximum increase of $2.5 million). The $17.5 million will be payable at closing as follows: $1,250,000 in cash and a $16,250,000 note. The note will bear interest at the rate of 7% per annum. A $1,250,000 portion of the principal will be payable six months after closing, and the remaining principal will be due and payable on the fifth anniversary of the closing. The Company may prepay the note at any time. The amount of any additional purchase price will be determined following the completion of the audit of the Company's financial statements for the year ending December 31, 1997. This amount will be paid by another 7% note due five years after the closing. The transaction is subject to approval by the Company's stockholders at its Annual Meeting.

                          NORLAND MEDICAL SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              for the years ended December 31, 1996, 1995 and 1994

                                                          Balance at    Charged to Costs    Other                     Balance at End
                                                          Beginning of    and Expenses    Accounts(A)   Deductions(B)      of Period
                                                          ------------    ------------    -----------   -------------      ---------

1996
----
Allowance for Doubtful Accounts                            $150,000         $70,000          $1,000              $0         $221,000
                                                           ========         =======          ======              ==         ========

Obsolescence reserve                                             $0              $0         $50,000         $(8,105)         $41,895
                                                                 ==              ==         =======        ========          =======

1995
----
Allowance for Doubtful Accounts                                  $0        $150,000              $0              $0         $150,000
                                                                 ==        ========              ==              ==         ========

1994
----
Allowance for Doubtful Accounts                                  $0              $0              $0              $0               $0
                                                                 ==              ==              ==              ==               ==

(A) Assumed in acquisition.
(B) Amounts written off against the reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The information required under these items is contained in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statement and Financial Statement Schedules.

          See Index to Financial Statements at Item 8 of this Report.

     (b)  Exhibits.

          Exhibit
          Number                         Description
          ------                         -----------

          2.1 Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Norland Medical Systems, Inc., (D)

          2.2 Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc., Mirella Monte Belshe and Norland Medical Systems, Inc. (D)

          2.3 Stock Purchase Agreement between Norland Medical Systems, Inc. and Norland Medical Systems B.V. (H)

          3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc. (A)

          3.2  By-laws of Norland Medical Systems, Inc., as amended (B)

         +10.1 Distribution Agreement dated as of April 1, 1995 by and among Norland Corporation, Stratec Medisintechnik GmbH and Norland Medical Systems, Inc. (B)

         +10.2 Product Development Loan Agreement dated as of June 1, 1995 by and among Stratec Medizintechnik GmbH, Norland Corporation and Norland Medical Systems, Inc. (B)

          10.3 Amended and Restated 1994 Stock Option and Incentive Plan (E)

          10.4 Exclusive Distributor Agreement dated as of July 1, 1996 among Norland Medical Systems, Inc., Nissho Iwai Corporation and Nissho Iwai American Corporation (G)

          10.5 Exclusive Distributor Agreement dated as of June 2, 1995 between Norland Medical Systems, Inc. and Meditec Co., Ltd. (B)

          10.6 Amendment No. 1 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (C)

          10.7 Amendment No. 2 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (F)

         +10.8 Amendment No. 3 to Distribution Agreement by and among Norland
               Corporation, Stratec Medizintechnick GmbH and Norland Medical Systems, Inc.

          11   Statement Regarding Computation of Earnings Per Share

          (c)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K on April 16, 1996 describing the acquisition of Dove Medical Systems.

----------

+    Confidentiality requested as to certain provisions

(A) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated October 20, 1995 and is incorporated herein by reference.

(B) This Exhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.

(C) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-K dated March 27, 1996 and is incorporated herein by reference.

(D) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated April 15, 1996 and is incorporated herein by reference.

(E) This Exhibit was previously filed as an Exhibit to the Company's Proxy Statement dated April 15, 1996 and is incorporated herein by reference.

(F) This Exhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05303) and is incorporated herein by reference.

(G) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-Q dated August 13, 1996 and is incorporated herein by reference.

(H) This Exhibit was previously filed as an Exhibit to the Company's report on Form 8-K dated March 5, 1997 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 28th day of March, 1997.

                                      NORLAND MEDICAL SYSTEMS, INC.

                                      By: /s/ Reynald G. Bonmati
                                         -----------------------------------
                                         Name:   Reynald G. Bonmati
                                         Title:     President

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Reynald G. Bonmati and Kurt W. Streams, or either of them, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, Norland Medical Systems, Inc., in the capacities and on the dates indicated.

                                   Capacity In
      Signature                    Which Signed                      Date
      ---------                    ------------                      ----


/s/ Reynald G. Bonmati          Chairman of the Board and         March 28, 1997
---------------------------     President (Principal Executive
    Reynald G. Bonmati          Officer); and Director



/s/ Kurt W. Streams             Vice President, Finance           March 28, 1997
---------------------------     (Principal Financial Officer and
     Kurt W. Streams             Principal Accounting Officer)

                                  Capacity In
      Signature                   Which Signed                      Date
      ---------                   ------------                      ----


/s/ James J. Baker              Director                          March 28, 1997
---------------------------
    James J. Baker


/s/ Michael W. Huber            Director                          March 28, 1997
---------------------------
    Michael W. Huber


/s/ Robert L. Piccioni          Director                          March 28, 1997
---------------------------
     Robert L. Piccioni


/s/ Albert S. Waxman            Director                          March 28, 1997
---------------------------
     Albert S. Waxman