Form 10-K/A
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-04-30
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.0005 PER SHARE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

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

          This Form 10-K/A Report amends the Form 10-K Report filed by the Registrant with the Securities and Exchange Commission on March 31, 1997 (the "Original Report"). Items 10, 11, 12 and 13 of Part III of the Original Report were incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 annual Meeting of Stockholders to be filed with the Commission by April 30, 1997. Registrant has filed preliminary proxy material with the Commission. The preliminary proxy material is being reviewed by the Commission staff, and the definitive Proxy Statement will not be filed by April 30, 1997. Accordingly, Registrant is filing this amendment to the Original Report to provide the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. THE STATEMENTS CONTAINED IN THE INTRODUCTION ON PAGE 1 OF THE ORIGINAL REPORT ARE HEREBY INCORPORATED BY REFERENCE HEREIN.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The members of the Company's Board of Directors are as follows:

REYNALD G. BONMATI, age 49, has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati has served since January 1992 as a Managing Director of Norland Medical Systems B.V. ("NMS BV"), a holding company that owns Norland Corporation ("Norland Corp.") and Stratec Medizintechnik GmbH ("Stratec"), manufacturers of bone densitometers marketed by the Company. He has served as a Director and President of Norland Corp. since June 1990 and July 1993, respectively. He has also served as President and Chairman of the Board of The EICON Group, Inc., an environmental and infrastructure service company, since March 1991, as President of Novatech Resource Corporation, a private investment firm, since 1981 and as President of Novatech Management Corporation, a private investment firm, since 1990. Mr. Bonmati received BS and MS degrees from the Institute National Superieur de Chimie Industrielle, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris.

JAMES J. BAKER, age 64, has served as a Director of the Company since May 1995. He has been a private investor for over twelve years, specializing in start-up venture capital. He is Vice President of Flight Landata, Inc., a company involved in multi-spectral remote sensing. Previously, Mr. Baker spent twelve years at Cullinet Software Corporation serving initially as Vice President in charge of technical development and later as Senior Vice President in charge of Customer Support. He holds a BS in Mathematics from the Massachusetts Institute of Technology.

MICHAEL W. HUBER, age 69, has served as a Director of the Company since May 1995. He is retired Chairman and Chief Executive Officer and is currently a Director of J.M. Huber Corporation, a diversified family-owned company engaged in natural resource development, and specialty chemical and specialty equipment and wood product manufacturing. He is also a Director of Crompton and Knowles Corporation, a specialty chemical and equipment manufacturing company.

ROBERT L. PICCIONI, age 51, has served as a Director of the Company since May 1996. He has served as Chief Technical Officer of the Company's subsidiary, Dove Medical Systems, Inc. since July 1, 1996. From April 2, 1996 to June 30, 1996, he was a consultant to the Company. Dr. Piccioni was a consultant to OnTrak Systems, Inc. from March 1996 to June 1996. From June 1995 to March 1996, he was Chief Operating Officer of OnTrak Systems, Inc. From October 1993 to January 1995, Dr. Piccioni was President of the Thermco Systems Division of Silicon Valley Group. From December 1992 to October

1993 he was President of Dove Medical Systems, the company which was acquired by the Company in April 1996. Prior to founding Dove Medical Systems, Dr. Piccioni served first as Chief Operating Officer and then as President and CEO of Osteon, Inc. Osteon, Inc. filed a petition in bankruptcy in November 1992. Dr. Piccioni and others purchased certain assets of Osteon, Inc. in such bankruptcy proceeding and licensed them to Dove Medical Systems until such assets were purchased by the Company in April 1996. Dr. Piccioni received a BS degree in Physics from California Institute of Technology and a Ph.D. degree in Physics from Stanford University.

ALBERT S. WAXMAN, age 55, has served as a Director of the Company since January 1994. Dr. Waxman has served as a Director of Norland Corp. since June 1990 and as a Managing Director of NMS BV since January 1992. He has also served as a Director of The EICON Group, Inc. since December 1994. Since 1993, Dr. Waxman has been Chairman and Chief Executive Officer of Merit Behavioral Care Corporation, the parent company of American Biodyne, Inc., which he co-founded in 1985 and for which he served as Chairman and Chief Executive Officer from 1988 to 1993. From 1983 to 1988, Dr. Waxman served as Chairman and Chief Executive Officer of Diasonics, Inc., which he founded. Dr. Waxman received a BSEE degree from City College of New York and MA and Ph.D. degrees from Princeton University. He serves on the Advisor Council of Princeton University's School of Engineering and Applied Sciences.

EXECUTIVE OFFICERS

         Information concerning the executive officers of the Company is set forth following Item 4 in Part I of the Original Report under the caption "Executive Officers of the Registrant".

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons holding more than 10 percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the Nasdaq National Market initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, executive officers and ten-percent stockholders are also required to furnish the Company with copies of all such filed reports.

         Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during the 1996 fiscal year, the Company believes that all Section 16(a) reporting requirements related to the Company's directors and executive officers were timely fulfilled during 1996, with the exception of one late filing by Hans Schiessl.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

              The following table provides, for the periods indicated, certain summary information concerning the cash and non-cash compensation earned by or awarded to the Company's President (the chief executive officer) and each of the four other most highly compensated executive officers who were serving as executive officers as of December 31, 1996 (collectively, the "named executive officers"):



                                                                              LONG-TERM
                                                                             COMPENSATION
                                                   ANNUAL COMPENSATION          AWARDS
                                                                             ------------
                                                                              SECURITIES
                                                                              UNDERLYING         ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR        SALARY($)      BONUS($)   OPTIONS (#)(1)    COMPENSATION($)


Reynald G. Bonmati ............       1996         $156,000      $      0           30,000     $            0
 Chairman of the Board,               1995          100,000       100,000                0                  0
 President and Treasurer              1994          100,000             0          750,000                  0


Kurt W. Streams ...............       1996           96,000             0                0                  0
 Vice President, Finance,
 and Secretary

Lewis N. Harrold ..............       1996           81,085             0                0                  0
 Vice President, Product
 Development and Assistant
 Secretary

Thomas P. Regan ...............       1996          107,704             0                0                  0
 Vice President, U.S. Sales           1995          155,529             0                0                  0
                                      1994          113,409             0           75,000                  0

James A. Sperlazza ............       1996          257,674             0                0                  0
 Vice President, Latin America and    1995          326,602             0                0                  0
 Pacific Rim Sales                    1994          271,241             0           75,000                  0


(1) Represents shares of Common Stock issuable upon exercise of options granted to the named executive officers.

EMPLOYMENT AGREEMENTS

The Company does not have employment agreements with any of the named executive officers.

OPTION GRANTS/EXERCISES IN 1996

          The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1996 to the named executive officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------
                                                Percentage                                    Potential Realizable
                                                 of Total                                   Value at Assumed Annual
                                 Number of        Options                                     Rates of Stock Price
                                 Securities     Granted to                                  Appreciation For Option
                                 Underlying      Employees                                          Term (2)
                                                                                            -------------------------
                                  Options            in         Exercise or
                                  Granted       Fiscal Year     Base Price     Expiration
Name                                (#)             (%)           ($/sh)          Date        5% ($)      10% ($)
----                              --------      -----------     -----------    ----------     ------      -------

Reynald G. Bonmati ...            30,000(1)          14%         $15.00        1/2 /2006     $283,003     $717,184
Kurt W. Streams ......                 0              -               -                -            -            -
Lewis N. Harrold .....                 0              -               -                -            -            -
Thomas P. Regan ......                 0              -               -                -            -            -
James A. Sperlazza ...                 0              -               -                -            -            -

---------------

(1) Options were granted as incentive stock options. Options become exercisable on each January 3, following the date of grant in four equal installments.

(2) Amount shown represents the potential realizable value, net of the option exercise price, assuming that the underlying market price of the Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

         The following tables set forth certain information concerning the exercise of options to purchase Common Stock of the Company during 1996 and the value at December 31, 1996 of outstanding options held by each of the named executive officers.




                        OPTION EXERCISES IN 1996 AND VALUE OF OPTIONS AT DECEMBER 31, 1996



                                                              NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS HELD AT FISCAL      IN-THE-MONEY(1) OPTIONS AT
                                                                   YEAR END (#)            FISCAL YEAR END ($)(2)
                                                             ----------------------      --------------------------
                           SHARES
                         ACQUIRED ON           VALUE        EXERCIS-
                                                            --------
       NAME            EXERCISE (#)(3)    REALIZED($)(4)      ABLE      UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
       ----            ---------------    --------------      ----      -------------   -----------    -------------
Reynald G. Bonmati          562,500         $7,499,813           0         217,500      $        0      $1,467,995
Kurt W. Streams                   0                  0       7,500          22,500               0               0
Lewis N. Harrold                  0                  0       7,500          22,500               0               0
Thomas P. Regan              52,500            953,733       3,750          18,750          25,311         126,553
James A. Sperlazza           56,250          1,059,356           0          18,750               0         126,553




(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options.

(2) The value of unexercised options represents the difference between the exercise price of such options and $6.75, the closing market price of the Company's Common Stock on December 31, 1996

(3) Represents the number of shares received upon exercise or, if no shares were received, the number of shares with respect to which the options were exercised.

(4) The value of exercised options represents the difference between the exercise price of such options and the closing market price of the Company's Common Stock on the date of exercise.

DIRECTORS' REMUNERATION

     During the year ended December 31, 1996, fees for all directors aggregated $8,000. Each director of the Company who is not an employee of or consultant to the Company or any subsidiary (a "Non-Employee Director") receives $1,000 for each regular Board meeting attended and is reimbursed for all expenses relating to attendance at meetings. Under the Amended and Restated 1994 Plan described below, each Non-Employee Director receives options to acquire 30,000 shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share equal to the market value on the date of grant. For Messrs. Baker, Huber and Waxman, such options were granted on January 3, 1996. The exercise price for such options is $15.00 per share. For any Non-Employee Director who first becomes a director after January 3, 1996, such options will be deemed granted on the date such person becomes a Board member. Directors who are employees of or consultants to the Company do not receive additional compensation for serving as directors. No member of the Board of Directors was paid compensation during the 1996 fiscal year for his service as a director of the Company other than pursuant to the standard compensation arrangements described above.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. The Company's Compensation Committee is composed of three independent, Non-Employee Directors. The Committee and the Board of Directors believe that compensation must be competitive, but that it should be directly and materially linked to the Company's performance. The compensation program is designed to attract and retain executive talent, to motivate executives to maximize operating performance, to provide an opportunity to measure performance on an individual basis, as well as on an overall Company-wide basis, and to link executive and stockholder interests through the grant of stock options.

     The key components of the Company's executive compensation program consist of salary, bonuses and stock options. The Committee's policy with respect to each of these elements, including the basis of the compensation awarded to Mr. Bonmati, the Company's President, are discussed below. Through these programs, a very significant portion of the Company's executive compensation is linked to performance and the alignment of executive interests with those of stockholders. The long-term compensation of all Company executive officers consists of stock options; the short term compensation consists of base salary and, in certain cases, bonuses.

      BASE SALARY. The Company has established base salary levels based upon competitive market pay rates, each executive's role in the Company and each executive's performance over time (including, where relevant, executives' performance prior to joining the Company). Base salaries for executives are reviewed annually based on a variety of factors, including individual performance, market salary levels for comparable positions within comparable companies and the Company's overall financial results, and may be adjusted to reflect such factors. In the case of Mr. Sperlazza, a significant amount of his compensation is based upon commissions.


       BONUSES. At the end of each year, bonuses for executive officers may be recommended by the Company and reviewed and approved by the Committee. Any such bonuses will be payable out of a bonus pool determined by the Board of Directors or the Compensation Committee, and will be determined by measuring such officer's performance, the performance of the operations for which officer has primary responsibility and the Company's overall performance against target performance levels to be established by the Compensation Committee. No bonuses were awarded to any executive officer with respect to 1996.

       STOCK OPTIONS. The Committee believes that aligning management's interest with those of stockholders is an important element of the Company's executive compensation plan. Stock options align the interests of employees and stockholders by providing value to the executive through stock price appreciation only. At the time of the Company's initial public offering in August 1995, the Company had granted options to purchase 1,002,000 shares of Common Stock to certain officers and employees of the Company. The Company has also granted options to purchase an aggregate of 605,500 shares of Common Stock to employees and directors since completion of the initial public offering, primarily to people who have joined the Company since the initial public offering. In all cases, the exercise price of the options granted was not less than the fair market value of the Common Stock on the dates of such grants.

       Future awards of stock options will be made periodically at the discretion of the Compensation Committee, in certain cases based upon recommendations of the Company's President. The size of such grants, in general, will be evaluated by regularly assessing competitive market practices, the individual's position and level of responsibility within the Company, and the overall performance of the Company, including its historic financial success and its future prospects. The Company believes that stock options are the single most important element in providing incentives for management performance and intends to continue to plan to award significant stock options to officers and key employees.

       COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. The Compensation Committee considers several factors in establishing the President's compensation package, including market pay practices, performance level, experience, contributions toward achievement of strategic goals and the overall financial and operations success of the Company.

       Mr. Bonmati's base salary was increased in 1996 from $100,000 to $150,000. In light of the increase, no bonus was paid to Mr. Bonmati for 1996. On February 21, 1997, Mr. Bonmati was granted options for an additional 100,000 shares at an exercise price of $6.63 per share. These options vest in four equal annual installments commencing February 21, 1998.

       On January 3, 1994, Mr. Bonmati received, as a long-term incentive, options to purchase 750,000 shares of Common Stock at an exercise price of $0.0006 per share, a price which was not less than the fair market value of the Company's Common Stock at such date. Mr. Bonmati has exercised all of these options. On January 3, 1996, Mr. Bonmati was granted options for an additional 30,000 shares at an exercise price of $15.00 per share. These options vest in four equal annual installments commencing on January 3, 1997.

                                   COMPENSATION COMMITTEE:
                                     Albert S. Waxman
                                     James J. Baker
                                     Michael W. Huber

STOCK PERFORMANCE GRAPH

     The following graph compares, from August 2, 1995, the date that the Company's Common Stock began trading on The Nasdaq National Market following its initial public offering, through December 31, 1996, the percentage change in the Company's Common Stock to the cumulative total return of the NASDAQ Composite Index ("NASDAQ Composite") and the Standard & Poor's Midcap 400 Medical Products and Supplies Index ("S&P Medical Products"). The graph plots the growth in value of an initial $100 investment over the indicated time period, assuming the reinvestment of dividends.



                                 [GRAPH OMITTED]



                                           Aug. 2,      Dec. 31,      Dec. 31,
                                            1995          1995         1996
                                           -------      --------      --------
Norland Medical Systems, Inc.               $100          $221           $ 96
NASDAQ Composite                             100           104            130
S&P Medical Products                         100           118            125

      The performance of the Company's Common Stock reflected above is not necessarily indicative of future performance of the Common Stock. The performance graph which appears above shall not be deemed incorporated by reference by any general statement incorporating this Proxy Statement by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, and shall not be deemed filed under either of such Acts except to the extent that the Company specifically incorporates this information by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the period from June 6, 1995 through December 31, 1996 the Compensation Committee of the Board of Directors consisted of James J. Baker, Michael W. Huber and Albert S. Waxman. None of these individuals has ever served as an officer or an employee of the Company. Except as described below, no executive officer of the Company has ever served as (i) a member of the compensation committee or equivalent of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) a member of the compensation committee or equivalent of another entity, one of whose executive officers served as a director of the Company. Dr. Waxman is a director of Norland Corp. and The EICON Group, Inc., and Reynald G. Bonmati is a director of Norland Corp. and a member of the Compensation Committee of the Board of Directors of The EICON Group, Inc. Mr. Bonmati is also an executive officer of Norland Corp. and The EICON Group, Inc. Mr. Bonmati is President and a director of Novatech Management Corporation, the general partner of Norland Partners, L.P. As described below in Item 13, Dr. Waxman is also a Managing Director of NMS BV, and the Chairman, a director and 50% stockholder of Novatech Management Corporation. Mr. Baker's wife and Mr. Huber are limited partners of Novatech Ventures, L.P., which is a limited partner in Norland Partners, L.P. Norland Partners, L.P. owns 41.2% of the outstanding stock of NMS BV.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 (except as otherwise indicated) by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                                              AMOUNT OF BENEFICIAL OWNERSHIP (1)
                                                              ----------------------------------


NAME OF BENEFICIAL OWNER                                             SHARES             PERCENT
------------------------                                             ------             -------
Reynald G. Bonmati (2) ..................................         2,182,500               30.5%

Albert S. Waxman (3) ....................................           793,500                11.1

Kurt W. Streams (4) .....................................             7,500                   *

Lewis N. Harrold (4) ....................................             7,500                   *

Thomas P. Regan .........................................            75,000                 1.0

James A. Sperlazza ......................................            18,750                   *

James J. Baker (4) ......................................             7,500                   *

Michael W. Huber  (4) ...................................             7,500                   *

Robert L. Piccioni (5) ..................................           130,845                 1.8

All directors and officers of the Company as a group (11          2,438,595                33.9
persons) (2), (3), (4), (5) .............................



                                                             AMOUNT OF BENEFICIAL OWNERSHIP (1)
                                                             ----------------------------------

NAME OF BENEFICIAL OWNER                                             SHARES             PERCENT
------------------------                                             ------             -------

Novatech Ventures, L.P. .................................           264,000                 3.7
 Premium Point
 New Rochelle, NY 10801

Norland Partners, L.P. ..................................           786,000                11.0
 Premium Point
 New Rochelle, NY 10801

Hans Schiessl ...........................................         1,125,000                15.7
 Markgrafenstrasse 8
 75117 Pforzheim
 Germany

Oppenheimer Funds, Inc. (6) .............................           570,000                 8.0
 Two World Trade Center, Suite 3400
 New York, NY  10048-0203

Scudder, Stevens & Clark, Inc. (7) ......................           631,550                 8.8
Two International Plaza
Boston, MA  02110-4103

----------------------
 *   Less than 1%.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person.

(2) Includes 7,500 shares issuable pursuant to stock options exercisable within 60 days. Includes 786,000 shares held of record by Norland Partners, L.P. and 264,000 shares held of record by Novatech Ventures, L.P. that Mr. Bonmati may be deemed to beneficially own due to his relationship with such entities. Mr. Bonmati is President and a principal stockholder of (i) Novatech Management Corporation, the general partner of Norland Partners, L.P., and (ii) Novatech Resource Corporation, the general partner of Novatech Ventures, L.P. Mr. Bonmati is also a limited partner of Novatech Ventures, L.P. Such beneficial ownership is disclaimed by Mr. Bonmati, except to the extent of his proportionate interest in such limited partnerships. Mr. Bonmati's address is 106 Corporate Park Drive, Suite 106, White Plains, New York 10604.

(3) Includes 7,500 shares issuable pursuant to stock options exercisable within 60 days. Includes 786,000 shares held of record by Norland Partners, L.P. that Dr. Waxman may be deemed to beneficially own due to his relationship with such entity. Dr. Waxman is Chairman of the Board and a principal stockholder of Novatech Management Corporation, the general partner of Norland Partners, L.P. Such beneficial ownership is disclaimed by Dr. Waxman, except to the extent of his proportionate interest in such limited partnership. Dr. Waxman's address is 59 Wooster Street, New York, New York 10022.

(4) Consists of shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 7,500 shares issuable pursuant to stock options exercisable within 60 days. Includes 123,345 shares owned by Robert L. Piccioni and Joan Piccioni, his wife. Excludes 9,375 shares issuable pursuant to stock options granted to Joan Piccioni exercisable within 60 days.

(6) Information is as of December 31, 1996 based on Schedule 13G filed with the Securities and Exchange Commission. OppenheimerFunds, Inc. reported shared dispositive power with respect to 570,000 shares, and Oppenheimer Discovery Fund reported sole voting power and shared dispositive power with respect to 480,000 shares.

(7) Information as of December 31, 1996 based on Schedule 13G filed with the Securities and Exchange Commission. Scudder, Stevens & Clark reported sole voting power with respect to 271,150 shares, shared voting power with respect to 279,300 shares and sole dispositive power with respect to 631,550 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS INVOLVING NORLAND CORP. AND STRATEC

       The Company is a distributor of bone densitometers manufactured by Norland Corporation ("Norland Corp.") and Stratec Medizintechnik GmbH ("Stratec"), wholly-owned subsidiaries of Norland Medical Systems B.V. ("NMS BV"). Certain officers and directors of the Company, and certain other persons who have significant relationships with the Company have direct and indirect material interests in or relationships with Norland Corp. and Stratec and/or NMS BV. The Company has no ownership interest in NMS BV. See Item 1 for a discussion of the February 26, 1997 Stock Purchase Agreement in which the Company agreed to purchase all of the outstanding stock of Norland Corp. from NMS BV, subject to approval by the Company's stockholders. The following table sets forth the relationships that certain directors and stockholders of the Company have with Norland Corp. and NMS BV:



PERSON                                             RELATIONSHIP TO COMPANY           RELATIONSHIP TO NMS BV/ NORLAND CORP.
------                                             -----------------------           -------------------------------------

Norland Partners, L.P.                     - Owner of 11.0% of the                -  Owner of 41.2% of outstanding
                                             Company's Common Stock.                 capital stock of NMS BV.

                                           - Novatech Management Corporation
                                             ("Novatech Management")
                                             is the sole general partner.

Novatech Ventures, L.P.                    - Owner of 3.7% of the                 -  Limited partner of Norland
                                             Company's Common Stock.                 Partners.
                                           - Novatech Resource Corporation
                                             ("Novatech Resource") is the sole
                                             general partner.
                                           - Limited partner of Norland
                                             Partners, L.P. ("Norland Partners").

Reynald G. Bonmati                         - President (Chief Executive           -  One of three Managing
                                             Officer), Director and Treasurer.       Directors of NMS BV.
                                           - Direct owner of 15.7% of the         -  President and a Director of
                                             Company's Common Stock.                 Norland Corp.
                                           - President, Director and 50%          -  President, Director and 50%
                                             stockholder of Novatech Management.     stockholder of Novatech Management.
                                           - President, Director and principal
                                             stockholder of Novatech Resource.
                                           - Limited partner of Novatech Ventures.



PERSON                                             RELATIONSHIP TO COMPANY           RELATIONSHIP TO NMS BV/ NORLAND CORP.
------                                             -----------------------           -------------------------------------

Albert S. Waxman                           - Director.                            -  One of three Managing
                                           - Chairman, Director and 50%              Directors of NMS BV.
                                             stockholder of Novatech Management.  -  Director of Norland Corp.

                                                                                  -  Chairman, Director and 50%
                                                                                     stockholder of Novatech Management.

Hans Schiessl                              - Owner of 15.7% of outstanding        -  One of three Managing
                                             Common Stock.                           Directors of NMS BV.
                                                                                  -  Owner of 50% of outstanding
                                                                                     capital stock of NMS BV.
                                                                                  -  President of Stratec.

James J. Baker                             - Director.                            -  Wife is limited partner of
                                           - Wife is limited partner of Novatech     Novatech Ventures.
                                             Novatech Ventures.

Michael W. Huber                           - Director.                            -  Limited partner of Novatech Ventures.
                                           - Limited partner of Novatech
                                             Ventures.


     Under the Company's Distribution Agreement with Norland Corp. and Stratec, the Company has rights to exclusive worldwide distribution of all current and future medical diagnostic products developed or manufactured by Norland Corp. or Stratec. The Company's purchases from Norland Corp. and Stratec in 1996 were $13,138,280 and $3,163,964, respectively. Sales of Norland Corp. products and services by the Company to Stratec in 1996 were $210,785.

     The Company is party to a Product Development Loan Agreement with Norland Corp. and Stratec, under which the Company intends to make loans to Norland Corp. and Stratec in installments up to an aggregate amount of $3.5 million during the period ending July 31, 1997. The proceeds of any such loans are to be used by Norland Corp. and Stratec for specific new product development involving enhancements of existing products and the application of QCT technology to new products. The loans bear interest at the rate of 10% per annum, and the principal will be payable in twenty equal quarterly installments commencing September 30, 1997. At December 31, 1996, there were outstanding loans of $289,785 from the Company to Norland Corp. under the Product Development Loan Agreement. If a new product covered by the Product Development Loan Agreement is introduced into the marketplace, the Company will be entitled to receive a royalty equal to 5% of the sales proceeds received by Norland Corp. and Stratec with respect to such product. Norland Corp. and Stratec have also granted the Company rights of first refusal with respect to any additional financing of research and development work by Norland Corp. and Stratec.

     The Company leases approximately 18,000 square feet of space in Fort Atkinson, Wisconsin. The Company sublets approximately 14,000 square feet of this space to Norland Corp. Rent is prorated on a square footage basis. The lease and sublease expire on August 31, 2006.


     In February 1996, Mr. Bonmati made a $1,000,000 loan to Stratec. This loan was fully repaid in December 1996. Mr. Bonmati and Mr. Schiessl are the owners of a building in Pforzheim, Germany, part of which is leased to Stratec.

LOANS AND ADVANCES

       In September 1996, the Company made an $80,000 loan to Kurt W. Streams, Vice President, Finance of the Company, to assist with relocation of his residence. The loan bears interest at 6% per annum and is payable in full in September 1997, subject to rights which Mr. Streams has to extend the maturity date. The outstanding balance of the loan, including interest, was $81,704 at December 31, 1996.

       In August 1996, the Company agreed to lend up to $2,500,000 to Reynald G. Bonmati, President of the Company, on a revolving credit basis during the period ending December 31, 1997, to assist in the payment of tax liabilities incurred in connection with stock option exercises. The loans bear interest at 6% per annum and are payable on demand. The maximum principal amount of loans outstanding in 1996 was $1,025,000. The outstanding loan balance was reduced to $500,000 at December 31, 1996.

OTHER TRANSACTIONS

       The Company leases its principal executive offices at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The Company sublets a portion of the leased office space to an affiliate of The EICON Group, Inc. ("EICON"). Both the lease and sublease expire on August 31, 2000. The Company also subleased office space in New Haven, Connecticut, from other affiliates of EICON. The New Haven sublease terminated on March 31, 1997. The White Plains rent is and will be allocated between the EICON affiliate and the Company on a pro rata basis (based on square footage used). Mr. Bonmati, President and a Director of the Company, is President, a Director and 11% owner of EICON. Dr. Waxman, a Director of the Company, is a Director and 3% owner of EICON. Novatech Ventures, L.P., which owns 3.7% of the outstanding Common Stock of the Company and is a limited partner in Norland Partners, L.P. (the owner of 11% of the Company's outstanding Common Stock), is the owner of 24% of the outstanding stock of EICON.

       In the year ended December 31, 1996, purchases by Nissho Iwai Corporation accounted for approximately 22% of the Company's revenues. Nissho Iwai received volume discounts and extended payment terms for its purchases of systems in 1996.

       On April 2, 1996, Dove Medical Systems, a California corporation ("Dove California") which manufactured, marketed and sold the OsteoAnalyzer line of bone densitometers, was merged into a newly formed wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger all of the issued and outstanding stock of Dove Medical Systems was exchanged for an aggregate of 161,538 shares of the Company's Common Stock. Following the Merger, the Company's subsidiary changed its name to Dove Medical Systems, Inc. At the time of the Merger, approximately 76% of the stock of Dove California was owned by Robert L. Piccioni and Joan Piccioni, his wife.

       On April 2, 1996, the Company also entered into a Purchase Agreement with Dr. and Mrs. Piccioni, CHC, Inc. and Mirella Monti Belshe (the "Purchase Agreement") pursuant to which the Company purchased a patent and rights to technology and other property rights which were licensed to Dove California in its business. The purchase price paid by the Company for such assets was $3,600,000 cash. The Company transferred the purchased assets to Dove Medical Systems, Inc.

       Robert L. Piccioni became a director of the Company in May 1996. Joan Piccioni is President, and Robert L. Piccioni Chief Technical Officer, of Dove Medical Systems, Inc. Dr. and Mrs. Piccioni received 123,345 of the 161,538 shares of the Company's Common Stock issued in connection with the Merger. They also received an aggregate of $3,001,846 of the $3,600,000 paid by the Company pursuant to the Purchase Agreement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 29th day of April, 1997.

                                   NORLAND MEDICAL SYSTEMS, INC.

                                   By: /s/ Reynald G. Bonmati
                                      ------------------------
                                        Name:   Reynald G. Bonmati
                                        Title:  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report has been signed below by the following persons on behalf of the Registrant, Norland Medical Systems, Inc., in the capacities and on the dates indicated.





                                  Capacity In
       Signature                  Which Signed                           Date
       ---------                  ------------                           ----

   /s/ Reynald G. Bonmati      Chairman of the Board and             April 29, 1997
   -----------------------       President (Principal Executive
      Reynald G. Bonmati         Officer); and Director


   /s/ Kurt W. Streams         Vice President, Finance               April 29, 1997
   -----------------------       (Principal Financial Officer and
       Kurt W. Streams           Principal Accounting Officer)


             *                 Director                              April 29, 1997
   -----------------------
       James J. Baker

             *                 Director                              April 29, 1997
   -----------------------
      Michael W. Huber

             *                 Director                              April 29, 1997
   -----------------------
     Robert L. Piccioni

             *                 Director                              April 29, 1997
   -----------------------
      Albert S. Waxman




* By:/s/ Kurt W. Streams
     ----------------------
         Kurt W. Streams
        Attorney-in-Fact