Form 10-K/A
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-05-06
CIK 946428

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

    This Form 10-K/A Report amends the Form 10-K Report filed by the Registrant with the Securities and Exchange Commission on March 31, 1997 (the "Original Report"), as amended by Form 10-K/A filed on April 30, 1997. The purpose of this amendment is to add Exhibit 27, the Financial Data Schedule, which was inadvertently omitted from the Original Report.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(b) Exhibits.  Item 14(b) is amended to add the following Exhibit:

Exhibit
Number        Description
-------       -----------

27            Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 5th day of May, 1997.

                                  NORLAND MEDICAL SYSTEMS, INC.


                                  By: /s/ Reynald G. Bonmati
                                     -------------------------------
                                       Name:  Reynald G. Bonmati
                                       Title: President


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

                                Capacity In
  Signature                     Which Signed                       Date
  ---------                     ------------                       ----

  /s/ Reynald G. Bonmati        Chairman of the Board and          May 5, 1997
  ------------------------      President (Principal Executive
  Reynald G. Bonmati            Officer); and Director

  /s/ Kurt W. Streams           Vice President, Finance            May 5, 1997
  ------------------------      (Principal Financial Officer and
  Kurt W. Streams               Principal Accounting Officer)

            *                   Director                           May 5, 1997
  ------------------------
  James J. Baker

            *                   Director                           May 5, 1997
  ------------------------
   Michael W. Huber

            *                   Director                           May 5, 1997
  ------------------------
   Robert L. Piccioni

            *                   Director                           May 5, 1997
  ------------------------
   Albert S. Waxman



* By:/s/ Kurt W. Streams
     ---------------------------
     Kurt W. Streams
     Attorney-in-Fact