Form 10-Q
period 1997-03-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-05-14
CIK 946428

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                              --------------------------------------------------

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   ------------------------------



Commission file number                           0-26206
                      ----------------------------------------------------------

                      NORLAND MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                              06-1387931
     ------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)



                   106 Corporate Park Drive, Suite 106
                      White Plains, New York  10604
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
Yes  X    No
   -----    ------


     As of April 30, 1997, 7,148,531 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                  NORLAND MEDICAL SYSTEMS, INC.
                 TABLE OF CONTENTS FOR FORM 10-Q
                                                                            PAGE


Title Page.....................................................................1

Document Table of Contents.....................................................2

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Condensed Consolidated Financial Statements..........................3
          Condensed Consolidated Balance Sheets................................3
          Condensed Consolidated Statements of Income..........................4
          Condensed Consolidated Statements of Changes in
            Stockholders' Equity...............................................5
          Condensed Consolidated Statement of Cash Flows.......................6
          Notes to Condensed Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

PART II   OTHER INFORMATION...................................................13

Item 1.   Legal Proceedings...................................................13

Item 2.   Changes in Securities...............................................13

Item 3.   Defaults Upon Senior Securities.....................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13

Item 5.   Other Information...................................................13

Item 6.   Exhibits and Reports on Form 8-K....................................13

Signatures....................................................................14

Exhibit Index.................................................................15

PART I    FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------


NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets

                                        March 31, 1997      December 31, 1996
                                        --------------      -----------------
                                          (Unaudited)

                              ASSETS
Current assets:
  Cash and cash equivalents             $    6,561,392      $    8,133,468
  Investment                                 1,977,599           1,949,039
  Accounts receivable - trade, less
    allowance for doubtful accounts
    of $221,000 at March 31, 1997
    and December 31, 1996                    9,921,516           9,182,488
  Income taxes recoverable                     559,873             794,285
  Inventories, net                           2,546,935           1,851,713
  Officers' loans receivable                   590,285             581,704
  Current portion of product
    development loan receivable
    - affiliate                                 31,436              38,685
  Prepaid expenses and other
    current assets                             551,352             361,902
                                        --------------      --------------
     Total current assets                   22,740,388          22,893,284
                                        --------------      --------------

Investment in Vitel, Inc                       260,000             260,000
Property and equipment, net                    446,372             406,375
Product development loan receivable
  - affiliate                                  475,000             251,100
Goodwill, net                                3,142,607           3,183,961
Other intangible assets, net                 3,201,791           3,248,658
                                        --------------      --------------
     Total assets                         $ 30,266,158        $ 30,243,378
                                        --------------      --------------
                                        --------------      --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - Norland              $ 1,547,318       $    2,220,816
  Accounts payable - Stratec                  323,311              714,127
  Accounts payable - trade                    652,046               81,416
  Accrued expenses                            708,879              658,304
  Customer deposits                            40,500               47,850
                                        --------------      --------------
     Total current liabilities              3,272,054            3,722,513
                                        --------------      --------------

Stockholders' equity:
  Common stock, par value of $0.0005
   per share, 10,000,000 shares
   authorized, 7,148,531 shares issued
   at March 31, 1997                            3,574                3,452
  Additional paid-in capital               22,158,189           22,158,170
  Retained earnings                         4,832,341            4,359,243
                                        --------------      --------------
     Total stockholders' equity            26,994,104           26,520,865
                                        --------------      --------------
     Total liabilities and
       stockholders' equity             $  30,266,158       $   30,243,378
                                        --------------      --------------
                                        --------------      --------------

See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Income
(Unaudited)

                                                   THREE MONTHS ENDED
                                        ----------------------------------------
                                        MARCH 31, 1997            MARCH 31, 1996
                                        --------------           ---------------

Revenue                                 $  5,946,285             $  5,218,290
Cost of revenue                            3,384,872                3,415,911
                                        ------------             ------------
     Gross profit                          2,561,413                1,802,379

Sales and marketing expense                1,186,742                  575,348
General and administrative expense           714,467                  305,716
                                        ------------             ------------
     Operating income                        660,204                  921,315

Other income                                 136,894                  242,941
                                        ------------             ------------
     Income before income taxes              797,098                1,164,256

Provision for income taxes                   324,000                  473,000
                                        ------------             ------------
     Net income                         $    473,098             $    691,256
                                        ------------             ------------
                                        ------------             ------------
Net income per common share             $       0.07             $       0.10
                                        ------------             ------------
                                        ------------             ------------
Weighted average number of common
and common equivalent shares               7,166,878                7,057,010
                                        ------------             ------------
                                        ------------             ------------


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended March 31, 1997 and 1996
(Unaudited)


                                                                             Common              Paid-In           Retained
                                        Total            Shares              Stock               Capital           Earnings
                                     -----------      ------------         ----------         --------------     ------------
Balance as of
December 31, 1996                   $ 26,520,865         6,904,781           $  3,452         $ 22,158,170       $  4,359,243

Issuance of shares for
stock options exercised                      141           243,750                122                   19                 --

Net income                               473,098                --                 --                   --            473,098
                                    ------------         ---------           --------         ------------       ------------
Balance as of
March 31, 1997                      $ 26,994,104         7,148,531           $  3,574         $ 22,158,189       $  4,832,341
                                    ------------         ---------           --------         ------------       ------------
                                    ------------         ---------           --------         ------------       ------------


Balance as of
December 31, 1995                   $ 20,520,846         6,000,000           $  3,000         $ 18,349,813       $  2,168,033

Issuance of shares for
stock options exercised                      270           698,250                349                  (79)                --

Cost and expenses
directly related to the
stock offering                            (3,002)               --                 --               (3,002)                --

Net income                               691,256                --                 --                   --            691,256
                                    ------------         ---------           --------         ------------       ------------
Balance as of
March 31, 1996                      $ 21,209,370         6,698,250            $ 3,349         $ 18,346,732        $ 2,859,289
                                    ------------         ---------           --------         ------------       ------------
                                    ------------         ---------           --------         ------------       ------------


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   THREE MONTHS ENDED
                                                        ----------------------------------------
                                                        MARCH 31, 1997            MARCH 31, 1996
                                                        --------------            --------------
Cash flows from operating activities:
  Net income                                            $      473,098            $      691,256
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Inventory obsolescence expense                                 --                    15,000
     Amortization expense                                       96,544                    12,933
     Depreciation expense                                       28,182                        --
       Changes in:
       Accounts receivable                                    (739,028)               (1,099,552)
       Inventories                                            (732,105)                 (108,581)
       Prepaid expenses and other current assets              (189,450)                  (88,426)
       Accounts payable                                       (493,684)                  (86,754)
       Accrued expenses                                         50,575                    13,153
       Income taxes                                            234,412                  (819,200)
       Customer deposits                                        (7,350)                    5,408
                                                        --------------            --------------
         Total adjustments                                  (1,751,904)               (2,156,019)
                                                        --------------            --------------
          Net cash used in
           operating activities                             (1,278,806)               (1,464,763)
                                                        --------------            --------------

Cash flows from investing activities:
     Purchases of property and equipment                       (68,179)                  (84,013)
     Loans to officers                                          (8,581)                       --
     Product development loan to affiliate                    (229,761)                  (27,387)
     Repayment of product development loan
      to affiliate                                              13,110                        --
                                                        --------------            --------------
          Net cash used in investing activities               (293,411)                 (111,400)
                                                        --------------            --------------

Cash flows from financing activities:
     Proceeds from stock options exercised                         141                       270
     Cost and expenses of issuance of common stock                  --                    (3,002)
                                                        --------------            --------------
         Net cash used in (provided by)
          financing activities                                     141                    (2,732)
                                                        --------------            --------------

Net decrease in cash                                        (1,572,076)               (1,578,895)

Cash at beginning of period                                  8,133,468                19,218,865
                                                        --------------            --------------
Cash at end of period                                   $    6,561,392            $   17,639,970
                                                        --------------            --------------
                                                        --------------            --------------

See accompanying notes to condensed consolidated financial statements.

                  NORLAND MEDICAL SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1)  BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, which were audited by Coopers & Lybrand L.L.P., and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The figures in these statements have been restated to reflect the 3 for 2 stock split which was effective June 14, 1996.

The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three months then ended are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2)  INVENTORIES

As of March 31, 1997, inventories consist of the following:

          Raw materials, product kits
            spare parts and sub-assemblies        $     492,253
          Work in progress                               47,456
          Demonstration systems, net of
            accumulated amortization of $102,368      1,056,536
          Rental systems, net of accumulated
            amortization of $11,907                     218,667
          Finished goods                                773,918
          Obsolescence reserve                          (41,895)
                                                  -------------
                                                  $   2,546,935
                                                  -------------
                                                  -------------

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

Systems used in the Company's short-term rental program are carried in inventory at cost less amortization expense calculated on a straight-line basis over thirty-six months.

(3)  ACQUISITION OF DOVE MEDICAL SYSTEMS

On April 2, 1996, the Company acquired all of the outstanding shares of Dove Medical Systems (Dove) and a certain patent and other intangible assets owned by the Dove majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company Common Stock valued at $3,311,529. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets was $3,308,011 and has been recorded as goodwill. The goodwill and other intangible assets are being amortized using the straight-line method over twenty years. The patent is being amortized using the straight-line method over the remaining patent period which is ten years as of the date of its acquisition.

(4)  ACQUISITION OF NORLAND CORPORATION

On February 26, 1997, the Company signed an agreement to acquire all of the issued and outstanding stock of Norland Corporation for $17.5 million with a possible additional purchase price of up to $2.5 million based on the level of the Company's 1997 revenues. For each full $1,000,000 of 1997 revenues above $32,000,000, the purchase price will be increased by $312,500 (up to the maximum increase of $2.5 million). The $17.5 million will be payable at closing as follows: $1,250,000 in cash and a $16,250,000 Purchase Note which will bear interest at the rate of 7% per annum. A $1,250,000 portion of the principal will be payable six months after closing, and the remaining principal will be due and payable on the fifth anniversary of the closing. The Company may prepay the Purchase Note at any time. The amount of any additional purchase price will be determined following the completion of the audit of the Company's financial statements for the year ending December 31, 1997. This amount will be paid by an Additional

Note which will bear interest at 7% per annum and which will be due five years after the closing. The transaction is subject to approval by the Company's stockholders at its 1997 Annual Meeting.

(5)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Primary income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options which have been included using the treasury stock method only when their effect is dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for the Company's year ending December 31, 1997. The Company does not expect a material impact on its net income per share resulting from the implementation of this Statement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE DESCRIBED IN THE INTRODUCTION TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. SUCH INTRODUCTION IS INCORPORATED HEREIN BY REFERENCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 1997 increased $727,995 (14.0%) to $5,946,285 from $5,218,290 for the comparable period of 1996. The increases were largely a result of increases in sales in the United States, Europe and Latin America, offset by a decrease in sales to the Pacific Rim and to Japan in particular. In addition, sales by Dove (which was acquired by the Company on April 2, 1996) contributed to the increase. Sales in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and the effects of operational difficulties experienced with pDEXA units during part of 1996. The Company believes that these operational difficulties have been addressed. Sales in the United States and Japan represented 79.2% and 1.5%, respectively, of total revenue for the three months ended March 31, 1997 and 28.5% and 50.9% respectively, of total revenue for the three months ended March 31, 1996. Sales of complete bone densitometry systems represented 92.1% and 92.9% of total revenue for the three months ended March 31, 1997 and 1996, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods. Revenues for the first quarter of 1997 were affected by the reduction in the Medicare reimbursement rate for peripheral bone densitometry tests announced in November 1996 and by the reduction in the U.S. price of pDEXA systems implemented by the Company in December 1996 in response thereto.

Cost of revenue as a percentage of revenue was 56.9% and 65.5% for the three months ended March 31, 1997 and 1996 respectively, resulting in a gross margin of 43.1% for the three months ended March 31, 1997 compared to 34.5% for the comparable period of 1996. The increase in gross margin is primarily attributed to the impact of price reductions under the Distribution Agreement with Norland Corporation and Stratec Medizintechnik GmbH which became effective during the fourth quarter of 1996. Sales of OsteoAnalyzer systems manufactured by Dove, for which the Company receives the entire margin between the manufacturer's cost and the Company's sale price, also contributed to the increase in the Company's gross margin. A portion of such margins on the Company's other products is retained by Norland Corporation and Stratec Medizintechnik GmbH.

Sales and marketing expense increased $611,394 (106.3%) to $1,186,742 for the three months ended March 31, 1997 from $575,348 for the three months ended March 31, 1996, and increased as a percentage of revenue to 20.0% from 11.0%. The increases were primarily due to increased expenses of new sales and marketing personnel, the cost of expanded marketing efforts, increased expenses related to customer service and inclusion of the sales expenses of Dove.

General and administrative expense increased $408,751 (133.7%) to $714,467 for the three months ended March 31, 1997 from $305,716 for the three months ended March 31, 1996 and increased as a percentage of revenue to 12.0% from 5.9%. These increases were primarily due to expenses of new personnel and increased expenses of existing personnel, and other expenses attributed to increased levels of business, and to the inclusion of Dove's operations, including $88,221 of amortization expense related to the acquisition.

Other income in the three month periods ended March 31, 1997 and 1996 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in other income in the three month period ended March 31, 1997 as compared to March 31, 1996 reflects reduced interest income resulting from utilization of such offering proceeds.

The provision for taxes for the three months ended March 31, 1997 decreased by $149,000 (31.5%) to $324,000 from $473,000 for the three months ended March 31,
1996. The Company has provided for income taxes at its current effective tax rate of 40.6% for the three months ended March 31, 1997 and 1996. The decrease in the provision for taxes was entirely due to the relative change in income before taxes.

The Company had net income of $473,098 for the three months ended March 31, 1997 compared to net income of $691,256 for the three months ended March 31, 1996, a decrease of $218,158 (31.6%). The decrease was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $1,572,076 to $6,561,392 in the three months ended March 31, 1997. The decrease in cash was primarily the result of increased accounts receivable, increased pDEXA and OsteoAnalyzer inventories, and decreased accounts payable and to a lesser extent cash loaned to Norland Corporation under the product development loan. At March 31, 1997, the Company had a $1.9 million investment in a U. S. Treasury bill which matures June 19, 1997.

The Company's accounts receivable increased 8.0% to $9,921,516 at March 31, 1997 from $9,182,488 at December 31, 1996 which reflects higher sales volume. At March 31, 1997, the two largest balances, 19.8% and 12.0% of total outstanding trade receivables, were owed by a U. S. distributor and by Nissho Iwai, the Company's distributor in Japan, respectively.

Property and equipment as of March 31, 1997 consisted of computer and telephone equipment, a management information system, office furniture and improvements to leased facilities. At the present time, no significant expenditures for additional equipment or systems are planned for 1997.

Should the proposed acquisition of Norland Corporation be approved by the Company's stockholders, the Company's cash requirements with respect to the transaction will consist of a $1,250,000 cash payment at close, a second $1,250,000 cash payment six months thereafter, plus interest payments on the Purchase Note and the Additional Note which will range from approximately $250,000 to $300,000 per quarter, depending upon the final amount of the purchase price. Following the acquisition, the Company will receive the entire margin on systems manufactured by Norland Corporation and will become responsible for financing manufacturing and research and development on the Norland Corporation product line. Any sales growth of the OsteoAnalyzer product line will also be financed by the Company.

The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations, including the proposed acquisition of Norland Corporation, for at least the next twelve months. However, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's ability to meet its cash needs through internal sources.

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

               None

Item 5.        OTHER INFORMATION
               -----------------

               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

(a)       Exhibits furnished:

          (11)      Statements Regarding Computation of Earnings for Share

          (27)      Financial Data Schedule

(b)       Reports on Form 8-K:

          The Company filed a report on Form 8-K on March 7, 1997 reporting the execution of the agreement to acquire the stock of Norland Corporation.

NORLAND MEDICAL SYSTEMS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)



Date: May 13, 1997                 /s/ Reynald G. Bonmati
                                   -------------------------------------
                                   Reynald G. Bonmati
                                   President




Date: May 13, 1997                 /s/ Kurt W. Streams
                                   -------------------------------------
                                   Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC.


EXHIBIT INDEX
-------------

Number              Description
------              -----------

  11                Statement Regarding Computation of Earnings Per Share

  27                Financial Data Schedule

                                                                      Exhibit 11

NORLAND MEDICAL SYSTEMS, INC.
Statement Regarding Computation of Earnings Per Share

(Unaudited)


PRIMARY BASIS
                                                    Three Months Ended
                                         ----------------------------------------
                                         March 31, 1997            March 31, 1996
                                         --------------            --------------
Net income                              $      473,098             $      691,256

Weighted average shares
     outstanding                             7,115,831                  6,345,288

Stock options                                   51,047                    711,722

Weighted average number of
     common and common equivalent
     shares outstanding                      7,166,878                  7,057,010

Earnings per share                      $         0.07             $         0.10





FULLY DILUTED BASIS
                                                    Three Months Ended
                                         ----------------------------------------
                                         March 31, 1997            March 31, 1996
                                         --------------            --------------

Net income                               $      473,098            $      691,256

Weighted average shares
     outstanding                              7,115,831                 6,345,288

Stock options                                    51,047                   726,072

Weighted average number of
     common and common equivalent
     shares outstanding                       7,166,878                 7,071,360

Earnings per share                       $         0.07            $         0.10
