Form 10-K/A
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-06-18
CIK 946428

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 21, 1997 was $23,555,584 based on the price of the last reported sale on the NASDAQ National Market.

      As of March 21, 1997 there were 7,148,531 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

      This Form 10-K/A Report amends the Form 10-K Report filed by the Registrant with the Securities and Exchange Commission on March 31, 1997 (the "Original Report"), as amended by Forms 10-K/A filed on April 30, 1997 and on May 6, 1997, respectively. The purpose of this amendment is to replace the copy of Exhibit 10.8 (Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnick GmbH and Norland Medical Systems, Inc.) filed with the Original Report with the copy of Exhibit 10.8 filed herewith. The copy of Exhibit 10.8 filed herewith has been changed to highlight the fact that certain portions of the exhibit have been omitted based upon a request for confidential treatment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(b) Exhibits. Exhibit 10.8 filed with the Original Report is replaced by Exhibit
              10.8 filed herewith.

Exhibit
Number      Description
------      -----------

+ 10.8 Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnick GmbH and Norland Medical Systems, Inc.

+     Confidentiality requested as to certain provisions

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 17th day of June, 1997.


                                  NORLAND MEDICAL SYSTEMS, INC.


                                  By: /s/ Reynald G. Bonmati
                                      --------------------------
                                      Name:  Reynald G. Bonmati
                                      Title: President

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

                          Capacity In
Signature                 Which Signed                         Date
---------                 ------------                         ----


/s/ Reynald G. Bonmati    Chairman of the Board and            June 17, 1997
----------------------    President (Principal Executive
Reynald G. Bonmati        Officer); and Director


/s/ Kurt W. Streams       Vice President, Finance              June 17, 1997
----------------------   (Principal Financial Officer and
Kurt W. Streams           Principal Accounting Officer)


        *                 Director                             June 17, 1997
----------------------
James J. Baker


        *                 Director                             June 17, 1997
----------------------
 Michael W. Huber


        *                 Director                             June 17, 1997
----------------------
 Robert L. Piccioni


        *                 Director                             June 17, 1997
----------------------
 Albert S. Waxman


* By: /s/ Kurt W. Streams
      ----------------------
      Kurt W. Streams
      Attorney-in-Fact