Form 10-K/A
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-07-10
CIK 946428

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

     This Form 10-K/A Report amends the Form 10-K Report filed by the Registrant with the Securities and Exchange Commission on March 31, 1997 (the "Original Report"), as amended by Forms 10-K/A filed on April 30, 1997, May 6, 1997 and June 18, 1997 respectively. Items 7 and 8 of the Original Report are amended and restated in their entirety to read as set forth below.

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
                                              ========       ======     =======

     The Company's Year Ended December 31, 1996 Compared to Its Year Ended December 31, 1995.

     Revenue for 1996 increased $7,066,169 (38.7%) to $25,309,977 from
$18,243,808 for 1995. The increase was largely a result of increased sales of pDEXA systems in the United States following its introduction in the fourth quarter of 1995, increased sales of the Company's other products and sales by Dove (which was acquired by the Company on April 2, 1996). Sales of pDEXA systems in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and operational difficulties experienced earlier in 1996 with pDEXA units installed in Japan and the southeastern United States related to the effects of humidity on one component. The Company believes that these operational difficulties have been addressed. Sales in Japan and the United States represented 22% and 54%, respectively, of total revenue for 1996 and 68% and 6% respectively, of total revenue for 1995. Sales of complete bone densitometry systems represented 94% and 95% of total revenue for 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods. Revenues were adversely affected in the fourth quarter of 1996 by the reduction in the Medicare reimbursement rate for peripheral bone densitometry tests announced in November 1996. The mix of products sold changed in that the majority of the Company's revenues for such quarter were derived from sales of the larger Eclipse and XR36 systems that scan the hip and spine and for which the Medicare reimbursement rate was not significatly decreased, as compared to the pDEXA system that performs peripheral bone densitometry tests. Revenues and the mix of products sold are expected to continue to be influenced by the degree of difference in Medicare reimbursement rate levels for peripheral and larger systems. They will also be influenced by the Company's ability to bring to the market lower cost peripheral systems that can be operated more profitably by end users at the lower reimbursement levels.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                     -------

                                                                        Page
                                                                        ----

Report of Independent Accountants                                         10

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995         11

     Consolidated Statements of Income for the years ended

         December 31, 1996, 1995 and 1994                                 12

     Consolidated Statements of Changes in Stockholders' Equity

         for the years ended December 31, 1996, 1995 and 1994             13

     Consolidated Statements of Cash Flows for the years ended

         December 31, 1996, 1995 and 1994                                 14

     Notes to Consolidated Financial Statements                        16-28

Financial Statement Schedule:

     Valuation and Qualifying Accounts                                    29

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

Management evaluates on an ongoing basis whether events or changes in circumstances exist that would indicate the carrying value of the Company's intangible assets may not be recoverable. Should there be an indication of impairment in the value of its intangible assets, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition and recognize a specific provision against such assets if the aggregate nominal estimated future cash flows are less than the carrying value of the assets. In considering whether events or changes in circumstances exit, management assesses several factors, including a significant change in the extent or manner in which the assets are used, a significant adverse change in legal factors or in the business climate that could affect the value of the assets, an adverse action or assessment of a regulator, and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with such assets.

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
                                  =========                       =========                      =========



                                      Options      Exercise    Contractual         Options
Range of Exercise Prices            Outstanding     Price     Life in Years     Exercisable      Price       Life in Years





Options exercisable at
end of year                          46,125                         501,000                              -
                                  =========                       =========                      =========
Options available for               382,500                          82,500                        198,000
grant at end of year              =========                       =========                      =========

The following table summarizes information about significant groups of stock options outstanding at December 31, 1996:

                                      Options Outstanding                                 Options Exercisable
                              -------------------------------------           ----------------------------------------
                                                        Weighted                                          Weighted
                                           Weighted      Average                             Weighted      Average
                                           Average      Remaining                            Average      Remaining
                              Options      Exercise    Contractual              Options      Exercise    Contractual
Range of Exercise Prices    Outstanding     Price     Life in Years           Exercisable      Price    Life in Years
------------------------    -----------     -----     -------------           -----------      -----    -------------
0.0005 to 0.0006              258,750        0.0006        3                   9,750           0.0005         7
10.00 to 15.00                243,000         13.67        9                  36,375            12.77         9
18.00 to 22.17                172,500         19.84        9                       0                0         0
                              -------                                         ------
                              674,250                                         46,125
                              =======                                         ======

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

The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                                      1996                          1995                             1994
                                        ---------------------------    -----------------------------    ---------------------------

Pacific Rim                             $10,338,350          40.8%       $15,998,238          87.7%       $ 7,737,897          77.0%
Latin America                               747,498           3.0            203,542           1.1            921,389           9.2
Europe/Middle East                          578,081           2.3            889,982           4.9            631,523           6.3
                                        -----------        ------        -----------        ------        -----------        ------
Export sales                             11,663,929          46.1         17,091,762          93.7          9,290,809          92.5
Domestic sales                           13,646,048          53.9          1,152,046           6.3            750,739           7.5
                                        -----------        ------        -----------        ------        -----------        ------
                                        $25,309,977         100.0%       $18,243,808         100.0%       $10,041,548         100.0%
                                        ===========        ======        ===========        ======        ===========        ======

Certain products sold to customers in the United States were purchased from Stratec and are included in domestic sales.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 7th day of July, 1997.


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

                          Capacity In
Signature                 Which Signed                         Date
---------                 ------------                         ----


/s/ Reynald G. Bonmati    Chairman of the Board and            July 7, 1997
----------------------    President (Principal Executive
Reynald G. Bonmati        Officer); and Director


/s/ Kurt W. Streams       Vice President, Finance              July 7, 1997
----------------------   (Principal Financial Officer and
Kurt W. Streams           Principal Accounting Officer)


        *                 Director                             July 7, 1997
----------------------
James J. Baker


        *                 Director                             July 7, 1997
----------------------
 Michael W. Huber


        *                 Director                             July 7, 1997
----------------------
 Robert L. Piccioni


        *                 Director                             July 7, 1997
----------------------
 Albert S. Waxman


* By: /s/ Kurt W. Streams
      ----------------------
      Kurt W. Streams
      Attorney-in-Fact