Form 10-K/A
period 1996-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-07-24
CIK 946428

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

      This Form 10-K/A Report amends the Form 10-K Report filed by the Registrant with the Securities and Exchange Commission on March 31, 1997, as amended by Forms 10-K/A filed on April 30, 1997, May 6, 1997, June 18, 1997 and July 10, 1997, respectively (as so amended, the "Original Report"). Items 6 and 8 of the Original Report are amended and restated in their entirety to read as set forth below. This amendment also amends Exhibit 27, the Financial Data Schedule, to conform the information contained therein to the other amendments made by this Form 10-K/A Report.

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

                                                           Ostech B.V.                        Norland Medical Systems, Inc.
                                                  ----------------------------------------------------------------------------------
                                                   Period from                         Year Ended December 31,
                                                  April 1, 1992    -----------------------------------------------------------------
                                                  to December 31,
                                                      1992              1993             1994              1995             1996
                                                  ------------     ------------      ------------     -------------     ------------
Statement of Income (Loss) Data:

Revenue .....................................     $  4,094,964     $  5,488,095      $ 10,041,548      $ 18,243,808     $ 25,309,977

Cost of revenue .............................        3,118,925        4,066,539         6,517,701        12,508,809       16,248,469
One-time distribution
  agreement costs ...........................                0                0         1,922,247                 0                0
                                                  ------------     ------------      ------------      ------------     ------------
  Gross profit ..............................          976,039        1,421,556         1,601,600         5,734,999        9,061,508
Sales and marketing expense .................          747,292        1,068,197           973,208         1,651,125        3,605,666
General and administrative
  expense ...................................          183,219          399,449           526,364           960,368        2,570,212
                                                  ------------     ------------      ------------      ------------     ------------
  Income (loss) from operations .............           45,528          (46,090)          102,028         3,123,506        2,985,630
Liquidation loss - net ......................                0         (326,007)                0                 0                0
Other income (expense) ......................           47,105          (13,760)           (6,984)          412,983          703,744
                                                  ------------     ------------      ------------      ------------     ------------
  Income (loss) before taxes ................           92,633         (385,857)           95,044         3,536,489        3,689,374
Provision for taxes .........................            9,629               60            27,000         1,436,000        1,498,000
                                                  ------------     ------------      ------------      ------------     ------------
  Net income (loss) .........................     $     83,004     $   (385,917)     $     68,044      $  2,100,489     $  2,191,374
                                                  ============     ============      ============      ============     ============

Earnings per share(1) .......................             --               --        $       0.02      $       0.40     $       0.31
                                                                                     ============      ============     ============

Weighted average number of
s common shares outstanding(1) ..............             --               --           4,002,000         5,248,184        7,168,871

                                                                                                    As of December 31,
                                                                                     ------------     -------------     ------------
                                                                                         1994              1995             1996
                                                                                     ------------     -------------     ------------
Balance Sheet Data:
Working capital..........................                                            $     68,044      $ 20,326,055     $ 17,935,923
Total assets.............................                                               2,751,929        24,706,377       30,243,378
Long-term debt...........................                                                       0                 0                0
Stockholders' equity.....................                                                  68,044        20,520,846       26,520,865

----------
(1) Reflects the 2,000-for-1 split of the Common Stock in June 1995 and a restatement for a three-for-two stock split of the Common Stock in June 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                     -------

                                                                        Page
                                                                        ----


Report of Independent Accountants                                         6

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995         7

     Consolidated Statements of Income for the years ended

         December 31, 1996, 1995 and 1994                                 8

     Consolidated Statements of Changes in Stockholders' Equity

         for the years ended December 31, 1996, 1995 and 1994             9

     Consolidated Statements of Cash Flows for the years ended

         December 31, 1996, 1995 and 1994                                 10

     Notes to Consolidated Financial Statements                        12-24

Financial Statement Schedule:

     Valuation and Qualifying Accounts                                    25

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


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 5, 1997

                          NORLAND MEDICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                                     ------

                                     ASSETS


                                                                   1996                   1995
                                                              ------------           ------------
Current assets:
      Cash and cash equivalents                               $  8,133,468           $ 19,218,865
      Investment (Note 3)                                        1,949,039                     --
      Accounts receivable, net (Note 4)                          9,182,488              4,571,520
      Income taxes recoverable                                     794,285                     --
      Inventories (Note 5)                                         616,865                652,212
      Officers' loans receivable (Note 6)                          581,704                     --
      Current portion of product development loan
         receivable-- affiliate (Note 7)                            38,685                     --
      Prepaid expenses and other current assets                    361,902                 68,989
                                                              ------------           ------------
Total current assets                                            21,658,436             24,511,586
                                                              ------------           ------------

Demonstration systems inventory, net (Note 8)                    1,234,848                146,272
Investment in Vitel, Inc. (Note 1)                                 260,000                     --
Property and equipment, net (Note 9)                               406,375                     --
Product development loan receivable - affiliate (Note 7)           251,100                 48,519
Goodwill, net (Notes 10 and 11)                                  3,183,961                     --
Other intangible assets, net (Notes 10 and 11)                   3,248,658                     --
                                                              ------------           ------------
Total assets                                                  $ 30,243,378           $ 24,706,377
                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable - Norland (Note 12)                          $  2,220,816           $    493,424
Accounts payable - Stratec (Note 12)                               714,127              1,959,403
Accounts payable - trade                                            81,416                 32,000
Accrued expenses                                                   658,304                361,003
Income taxes payable                                                    --              1,305,037
Customer deposits                                                   47,850                 34,664
                                                              ------------           ------------
Total current liabilities                                        3,722,513              4,185,531
                                                              ------------           ------------

Stockholders' equity (Note 13):
Common stock, par value of $0.0005 per share -
 10,000,000 shares authorized, 6,904,781
       shares issued and outstanding                                 3,452                  3,000
Additional paid-in capital                                      22,158,170             18,349,813
Retained earnings                                                4,359,243              2,168,033
                                                              ------------           ------------
Total stockholders' equity                                      26,520,865             20,520,846
                                                              ------------           ------------

Total liabilities and stockholders' equity                    $ 30,243,378           $ 24,706,377
                                                              ============           ============


    The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              for the years ended December 31, 1996, 1995 and 1994


                                                                                            1996            1995            1994
                                                                                       ------------    ------------    ------------

Revenue (including sales to affiliates
      of $562,108, $889,982 and $631,523 in 1996, 1995 and 1994,
      respectively)                                                                    $ 25,309,977    $ 18,243,808    $ 10,041,548
Cost of revenue                                                                          16,248,469      12,508,809       6,517,701
One-time distribution agreement costs
      (Note 2)                                                                                 --              --         1,922,247
                                                                                       ------------    ------------    ------------
      Gross profit                                                                        9,061,508       5,734,999       1,601,600

Sales and marketing expense                                                               3,505,666       1,651,125         973,208

General and administrative expense
      (including an overhead charge from an affiliate of $33,136,                         2,570,212         960,368         526,364
      $22,360 and $150,000 in 1996, 1995 and 1994, respectively)                       ------------    ------------    ------------

      Operating income                                                                    2,985,630       3,123,506         102,028

Other income (expense):
      Interest income                                                                       720,851         443,653            --
      Other expense                                                                         (17,107)        (30,670)         (6,984)
                                                                                       ------------    ------------    ------------
                                                                                            703,744         412,983          (6,984)
                                                                                       ------------    ------------    ------------
      Income before income taxes                                                          3,689,374       3,536,489          95,044

Provision for income taxes (Note 15)                                                      1,498,000       1,436,000          27,000
                                                                                       ------------    ------------    ------------

      Net income                                                                       $  2,191,374    $  2,100,489    $     68,044
                                                                                       ============    ============    ============

Net income per common share                                                            $       0.31    $       0.40    $       0.02
                                                                                       ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

                                 -------------


                                                                                                       Common       Paid-In
                                                                          Total         Shares          Stock       Capital
                                                                          -----         ------          -----       -------
Issuance of 1,000 shares of  common stock                           $          -          1,000   $         10  $        990
2,000-for -1 stock split on  June 2, 1995 (Note 13)                            -      1,999,000            990          (990)
3-for-2 stock split on June 14, 1996 (Note 13)                                 -      1,000,000            500             -
Net income                                                                68,044              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1994                                           68,044      3,000,000          1,500             -

Proceeds from common stock subscription                                    1,000              -              -             -
Issuance of 2,000,000 shares of common stock
    on August 2, 1995, net of cost
    and  expenses directly related
    to the offering (Note 13)                                         18,351,313      2,000,000          1,000    18,350,313
3-for-2 stock split on June 14, 1996 (Note 13)                                 -      1,000,000            500          (500)
Net income                                                             2,100,489              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1995                                     $ 20,520,846      6,000,000   $      3,000  $ 18,349,813

Issuance of shares for stock options exercised                               292        743,250            371           (79)
Issuance of shares to acquire Dove Medical Systems                     3,311,519        161,538             81     3,311,438
Cost and expenses directly related to stock offering                      (3,002)             -              -        (3,002)

Cash paid in lieu of fractional shares on 3-for-2
 split on June 14, 1996                                                     (164)            (7)             -             -
Tax benefit related to stock options (Note 1)                            500,000              -              -       500,000
Net income                                                             2,191,374              -              -             -
                                                                    ------------   ------------   ------------  ------------
Balance as of December 31, 1996                                     $ 26,520,865      6,904,781   $      3,452  $ 22,158,170
                                                                    ============   ============   ============  ============

                                                                 Stock           Retained
                                                              Subscriptions      Earnings
                                                              -------------      --------
Issuance of 1,000 shares of  common stock                     $     (1,000) $           -
2,000-for -1 stock split on  June 2, 1995 (Note 13)                      -              -
3-for-2 stock split on June 14, 1996 (Note 13)                           -           (500)
Net income                                                               -         68,044
                                                              ------------   ------------
Balance as of December 31, 1994                                     (1,000)        67,544

Proceeds from common stock subscription                              1,000              -
Issuance of 2,000,000 shares of common stock
    on August 2, 1995, net of cost
    and  expenses directly related
    to the offering (Note 13)                                            -              -
3-for-2 stock split on June 14, 1996 (Note 13)                           -              -
Net income                                                               -      2,100,489
                                                              ------------   ------------
Balance as of December 31, 1995                               $          -   $  2,168,033

Issuance of shares for stock options exercised                           -              -
Issuance of shares to acquire Dove Medical Systems                       -              -
Cost and expenses directly related to stock offering                     -              -


Cash paid in lieu of fractional shares on 3-for-2
 split on June 14, 1996                                                  -           (164)
Tax benefit related to stock options (Note 1)                            -              -
Net income                                                               -      2,191,374
                                                              ------------   ------------
Balance as of December 31, 1996                               $          -   $  4,359,243
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


Demonstration Systems Inventory

The Company maintains an inventory of demonstration systems used for marketing and customer service purposes. Such systems are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to a prominent scientist or research institution specializing in the study of bone disease. In such cases, the Company will carry the device in demonstration systems inventory at cost less amortization expense calculated on a straight-line basis over thirty-six months.


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

5. Inventories:

Inventories consist of the following as of December 31:


                                                             1996            1995
                                                             ----            ----
Raw materials, product kits,
      spare parts and sub-assemblies                        $377,373        $583,264
Work in progress                                              18,044               -
Rental systems                                               155,174          68,948
Finished goods                                               108,169               -
Obsolescence reserve                                        (41,895)               -
                                                          ---------         --------
                                                          $  616,865        $652,212
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


8. Demonstration Systems Inventory:

Demonstration systems inventory consisted of the following as of December 31:

                                             1996             1995
                                             ----             ----

Demonstration systems inventory           $1,318,687        $163,687
Less accumulated depreciation                (83,839)        (17,415)
                                          ----------        --------
                                          $1,234,848        $146,272
                                          ==========        ========

9. Property and Equipment:


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
                                               --------
                                               $406,375
                                               ========


10. Acquisition of Dove Medical Systems:


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

11. Goodwill and Other Intangible Assets:


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


12. Trade Accounts Payable:


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


13. Stockholders' Equity:


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

14.  Compensation Programs:


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
                                  =========                       =========                      =========



                                      Options      Exercise    Contractual         Options
Range of Exercise Prices            Outstanding     Price     Life in Years     Exercisable      Price       Life in Years





Options exercisable at
end of year                          46,125                         501,000                              -
                                  =========                       =========                      =========
Options available for               382,500                          82,500                        198,000
grant at end of year              =========                       =========                      =========

The following table summarizes information about significant groups of stock options outstanding at December 31, 1996:

                                      Options Outstanding                                 Options Exercisable
                              -------------------------------------           ----------------------------------------
                                                        Weighted                                          Weighted
                                           Weighted      Average                             Weighted      Average
                                           Average      Remaining                            Average      Remaining
                              Options      Exercise    Contractual              Options      Exercise    Contractual
Range of Exercise Prices    Outstanding     Price     Life in Years           Exercisable      Price    Life in Years
------------------------    -----------     -----     -------------           -----------      -----    -------------
$0.0005 to 0.0006             258,750       $0.0006        3                   9,750          $0.0005         7
10.00 to 15.00                243,000         13.67        9                  36,375            12.77         9
18.00 to 22.17                172,500         19.84        9                       0                0         0
                              -------                                         ------
                              674,250                                         46,125
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


15. Income Tax:


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


16. Lease Commitments:


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


17.  Other Related Party Transactions:


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

18. Supplemental Sales and Customer Information:


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


19.  Quarterly Financial Data:  (Unaudited)


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


The net income per Common share for all periods presented reflects the stock splits described in Note 13.

20.  Subsequent Events:


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(b) Exhibits. Exhibit 27 filed with the Original Report is replaced by
              Exhibit 27 filed herewith.

Exhibits
Number            Description
--------          -----------

27                Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 22nd day of July, 1997.



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

                          Capacity In
Signature                 Which Signed                         Date
---------                 ------------                         ----


/s/ Reynald G. Bonmati    Chairman of the Board and            July 22, 1997
----------------------    President (Principal Executive
Reynald G. Bonmati        Officer); and Director


/s/ Kurt W. Streams       Vice President, Finance              July 22, 1997
----------------------   (Principal Financial Officer and
Kurt W. Streams           Principal Accounting Officer)


        *                 Director                             July 22, 1997
----------------------
James J. Baker


        *                 Director                             July 22, 1997
----------------------
 Michael W. Huber


        *                 Director                             July 22, 1997
----------------------
 Robert L. Piccioni


        *                 Director                             July 22, 1997
----------------------
 Albert S. Waxman


* By: /s/ Kurt W. Streams
      ----------------------
      Kurt W. Streams
      Attorney-in-Fact