Form 10-Q/A
period 1997-03-31
NORLAND MEDICAL SYSTEMS INC
filed 1997-08-04
CIK 946428

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                           FORM 10-Q/A
(Mark One)

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

     This Form 10-Q/A Report amends the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1997 (the "Original Report"). Items 1 and 2 of the Original Report are amended and restated in their entirety to read as set forth below. This amendment also amends Exhibit 27, the Financial Data Schedule, to conform the information contained therein to the other amendments made by this Form 10-Q/A Report.

PART I    FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------


NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets

                                        March 31, 1997      December 31, 1996
                                        --------------      -----------------
                                          (Unaudited)


                              ASSETS
Current assets:
  Cash and cash equivalents             $    6,561,392      $    8,133,468
  Investment                                 1,977,599           1,949,039
  Accounts receivable - trade, less
    allowance for doubtful accounts
    of $221,000 at March 31, 1997
    and December 31, 1996                    9,921,516           9,182,488
  Income taxes recoverable                     559,873             794,285
  Inventories, net                           1,490,399             616,865
  Officers' loans receivable                   590,285             581,704
  Current portion of product
    development loan receivable
    - affiliate                                 31,436              38,685
  Prepaid expenses and other
    current assets                             551,352             361,902
                                        --------------      --------------
     Total current assets                   21,683,852          21,658,436
                                        --------------      --------------


Demonstration systems inventory, net         1,056,536           1,234,848
Investment in Vitel, Inc                       260,000             260,000
Property and equipment, net                    446,372             406,375
Product development loan receivable
  - affiliate                                  475,000             251,100
Goodwill, net                                3,142,607           3,183,961
Other intangible assets, net                 3,201,791           3,248,658
                                        --------------      --------------
     Total assets                         $ 30,266,158        $ 30,243,378
                                        --------------      --------------
                                        --------------      --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable - Norland              $ 1,547,318       $    2,220,816
  Accounts payable - Stratec                  323,311              714,127
  Accounts payable - trade                    652,046               81,416
  Accrued expenses                            708,879              658,304
  Customer deposits                            40,500               47,850
                                        --------------      --------------
     Total current liabilities              3,272,054            3,722,513
                                        --------------      --------------

Stockholders' equity:
  Common stock, par value of $0.0005
   per share, 10,000,000 shares
   authorized, 7,148,531 shares issued
   at March 31, 1997                            3,574                3,452
  Additional paid-in capital               22,158,189           22,158,170
  Retained earnings                         4,832,341            4,359,243
                                        --------------      --------------
     Total stockholders' equity            26,994,104           26,520,865
                                        --------------      --------------
     Total liabilities and
       stockholders' equity             $  30,266,158       $   30,243,378
                                        --------------      --------------
                                        --------------      --------------


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


(2)  INVENTORIES

As of March 31, 1997, inventories consist of the following:

          Raw materials, product kits
            spare parts and sub-assemblies        $     492,253
          Work in progress                               47,456
          Rental systems, net of accumulated
            amortization of $11,907                     218,667
          Finished goods                                773,918
          Obsolescence reserve                          (41,895)
                                                  -------------
                                                  $   1,490,399
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

(3)  DEMONSTRATION SYSTEMS INVENTORY

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

As of March 31, 1997, demonstration systems inventories consist of the following:

           Demonstration systems inventory             $1,158,904
           Less accumulated amortization                 (102,368)
                                                       ----------
                                                       $1,056,536
                                                       ----------
                                                       ----------


(4)  ACQUISITION OF DOVE MEDICAL SYSTEMS

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

(5)  ACQUISITION OF NORLAND CORPORATION

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

(6)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 1997 increased $727,995 (14.0%) to $5,946,285 from $5,218,290 for the comparable period of 1996. The increases were largely a result of increases in sales in the United States, Europe and Latin America, offset by a decrease in sales to the Pacific Rim and to Japan in particular. In addition, sales by Dove (which was acquired by the Company on April 2, 1996) contributed to the increase. Sales in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and the effects of operational difficulties experienced with pDEXA units during part of 1996. The Company believes that these operational difficulties have been addressed. Sales in the United States and Japan represented 79.2% and 1.5%, respectively, of total revenue for the three months ended March 31, 1997 and 28.5% and 50.9% respectively, of total revenue for the three months ended March 31, 1996. Sales of complete bone densitometry systems represented 92.1% and 92.9% of total revenue for the three months ended March 31, 1997 and 1996, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods. Revenues have been affected by the reduction in the Medicare reimbursement rate for peripheral bone densitometry tests announced in November 1996. The mix of products sold has changed in that the majority of the Company's revenues are now derived from sales of the larger Eclipse and XR36 systems that scan the hip and spine and for which the Medicare reimbursement rate was not significantly decreased, as compared to the pDEXA system that performs peripheral bone densitometry tests. Revenues and the mix of products sold are expected to continue to be influenced by the degree of difference in Medicare reimbursement rate levels for peripheral and larger systems. They will also be influenced by the Company's ability to bring to the market lower cost peripheral systems that can be operated more profitably by end users at the lower reimbursement levels.

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

NORLAND MEDICAL SYSTEMS, INC.


PART II        OTHER INFORMATION



Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

(a)       Exhibits furnished:


          (27)      Financial Data Schedule

NORLAND MEDICAL SYSTEMS, INC.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)



Date: July 31, 1997                /s/ Reynald G. Bonmati
                                   -------------------------------------
                                   Reynald G. Bonmati
                                   President




Date: July 31, 1997                /s/ Kurt W. Streams
                                   -------------------------------------
                                   Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC.


EXHIBIT INDEX
-------------

Number              Description
------              -----------



  27                Financial Data Schedule