Form 10-Q
period 1997-06-30
NORLAND MEDICAL SYSTEMS INC
filed 1997-08-14
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

Commission file number    0-26206

                          Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      06-1387931
--------------------------------           -------------------------------------
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

Yes |X| No |_|

      As of July 31, 1997, 7,150,031 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                         -------------------------------
                                                                            Page
                                                                            ----

Title Page.....................................................................1

Document Table of Contents.....................................................2

PART I  FINANCIAL INFORMATION..................................................3

Item 1. Condensed Consolidated Financial Statements............................3
        Condensed Consolidated Balance Sheets..................................3
        Condensed Consolidated Statements of Income............................4
        Condensed Consolidated Statements of Changes
         in Stockholders' Equity...............................................5
        Condensed Consolidated Statement of Cash Flows.........................6
        Notes to Condensed Consolidated Financial Statements...................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................10


PART II OTHER INFORMATION.....................................................13

Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities.................................................13

Item 3. Defaults Upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................14

Signatures ...................................................................15

Exhibit Index.................................................................16

PART I  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets

                                                      June 30, 1997  December 31, 1996
                                                      -------------  -----------------
                                                       (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                             $ 5,133,254        $ 8,133,468
  Investment                                                     --          1,949,039
  Accounts receivable - trade, less allowance
    for doubtful accounts of $250,000 at June
    30, 1997 and $221,000 at December 31, 1996           11,455,816          9,182,488
  Income taxes recoverable                                  192,999            794,285
  Inventories, net                                        2,006,563            616,865
  Officers' loans receivable                              1,971,827            581,704
  Current portion of product development loan
    receivable - affiliate                                  100,000             38,685
  Prepaid expenses and other current assets                 541,464            361,902
                                                        -----------        -----------
        Total current assets                             21,401,923         21,658,436
                                                        -----------        -----------

Demonstration systems inventory, net                      1,211,667          1,234,848
Investment in Vitel, Inc                                    260,000            260,000
Property and equipment, net                                 434,068            406,375
Product development loan receivable - affiliate             400,000            251,100
Goodwill, net                                             3,101,260          3,183,961
Other intangible assets, net                              3,154,305          3,248,658
                                                        -----------        -----------
        Total assets                                    $29,963,223        $30,243,378
                                                        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - Norland                            $   201,172        $ 2,220,816
  Accounts payable - Stratec                                521,757            714,127
  Accounts payable - trade                                  467,230             81,416
  Accrued expenses                                        1,139,601            658,304
  Customer deposits                                           7,700             47,850
                                                        -----------        -----------
        Total current liabilities                         2,337,460          3,722,513
                                                        -----------        -----------

Stockholders' equity:
  Common stock, par value of $0.0005 per share,
      10,000,000 shares authorized, 7,150,031
      shares issued at June 30, 1997                          3,575              3,452
  Additional paid-in capital                             22,158,189         22,158,170
  Retained earnings                                       5,463,999          4,359,243
                                                        -----------        -----------
        Total stockholders' equity                       27,625,763         26,520,865
                                                        -----------        -----------

        Total liabilities and stockholders' equity      $29,963,223        $30,243,378
                                                        ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

                                     For the Three Months Ended     For the Six Months Ended
                                    ----------------------------  ----------------------------
                                    June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                    -------------  -------------  -------------  -------------
Revenue                                $7,184,624     $6,949,116    $13,130,909    $12,167,406
Cost of revenue                         4,046,339      4,380,130      7,431,211      7,796,041
                                       ----------     ----------    -----------    -----------

  Gross profit                          3,138,285      2,568,986      5,699,698      4,371,365

Sales and marketing expense             1,493,605        883,172      2,680,347      1,458,520
General and administrative expense        694,602        594,056      1,409,069        899,772
                                       ----------     ----------    -----------    -----------

  Operating income                        950,078      1,091,758      1,610,282      2,013,073

Other income                              113,580        170,757        250,474        413,698
                                       ----------     ----------    -----------    -----------

  Income before income taxes            1,063,658      1,262,515      1,860,756      2,426,771

Provision for income taxes                432,000        512,458        756,000        985,458
                                       ----------     ----------    -----------    -----------

  Net income                           $  631,658     $  750,057    $ 1,104,756    $ 1,441,313
                                       ==========     ==========    ===========    ===========

Earnings per share                     $     0.09     $     0.10    $      0.15    $      0.20

Weighted average number of common
and common equivalent shares            7,188,847      7,263,912      7,175,780      7,157,296


     See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended June 30, 1997 and 1996
(Unaudited)

                                                             Common     Paid-In       Retained
                                     Total        Shares     Stock      Capital       Earnings
                                 ------------   ----------   ------  ------------   -----------
Balance as of
December 31, 1996                $ 26,520,865    6,904,781   $3,452  $ 22,158,170   $ 4,359,243

Issuance of shares for
stock options exercised                   142      245,250      123            19            --

Net income                          1,104,756           --       --            --     1,104,756
                                 ------------   ----------   ------  ------------   -----------

Balance as of
June 30, 1997                    $ 27,625,763    7,150,031   $3,575  $ 22,158,189   $ 5,463,999
                                 ============   ==========   ======  ============   ===========


Balance as of
December 31, 1995                $ 20,520,846    6,000,000   $3,000  $ 18,349,813   $ 2,168,033

Issuance of shares for
stock options exercised                   288      734,250      367           (79)           --

Issuance of shares to acquire
Dove Medical Systems                3,311,519      161,538       81     3,311,438            --

Cost and expenses
directly related to the
stock offering                         (3,002)          --       --        (3,002)           --

Cash paid in lieu of fractional
shares on 3-for-2 stock split
on June 14, 1996                         (164)          (7)      --            --          (164)

Net income                          1,441,313           --       --            --     1,441,313
                                 ------------   ----------   ------  ------------   -----------

Balance as of
June 30, 1996                    $ 25,270,800    6,895,781   $3,448  $ 21,658,170   $ 3,609,182
                                 ============   ==========   ======  ============   ===========


     See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                         Six Months Ended
                                                    ----------------------------
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------
Cash flows from operating activities:
  Net income                                         $ 1,104,756   $  1,441,313
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Inventory obsolescence expense                            --        116,200
    Amortization expense                                 213,462         10,612
    Depreciation expense                                  58,861             --
    Provision for doubtful accounts receivable            29,000             --
       Changes in:
          Accounts receivable                         (2,302,328)    (3,703,846)
          Inventories                                 (1,450,290)      (380,055)
          Prepaid expenses and other current
           assets                                       (179,562)      (138,680)
          Accounts payable                            (1,826,200)       217,280
          Accrued expenses                               481,297        (32,304)
          Income taxes                                   601,286     (1,181,792)
          Customer deposits                              (40,150)       (28,424)
                                                     -----------   ------------
            Total adjustments                         (4,414,624)    (5,091,009)
                                                     -----------   ------------
               Net cash used in
              operating activities                    (3,309,868)    (3,649,696)
                                                      -----------   ------------

Cash flows from investing activities:
  Purchases of property and equipment                    (86,554)      (179,269)
  Loans to officers                                   (1,890,123)            --
  Repayments of loans to officers                        500,000             --
  Sale of investment                                   1,996,403             --
  Product development loan to affiliate                 (242,261)       (27,387)
  Repayment of product development loan
   to affiliate                                           32,046             --
  Payment for purchase of certain intangible
   assets of Dove Medical Systems, net of cash
   acquired                                                   --     (3,432,937)
  Investment in Vitel, Inc.                                   --       (250,000)
                                                     -----------   ------------
            Net cash provided by
            (used in) investing activities               309,511     (3,889,593)
                                                     -----------   ------------

Cash flows from financing activities:
  Proceeds from stock options exercised                      143            288
  Cost and expenses of issuance of common stock               --         (3,002)
  Cash paid for fractional share                              --           (164)
                                                     -----------   ------------
            Net cash provided by (used in)
              financing activities                           143         (2,878)
                                                     -----------   ------------

Net decrease in cash                                  (3,000,214)    (7,542,167)

Cash at beginning of period                            8,133,468     19,218,865
                                                     -----------   ------------

Cash at end of period                                $ 5,133,254   $ 11,676,698
                                                     ===========   ============



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

The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three and six months then ended are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2) INVENTORIES

As of June 30, 1997, inventories consist of the following:

             Raw materials, product kits
               spare parts and sub-assemblies                $   612,825
             Work in progress                                     33,962
             Rental systems, net of accumulated
               amortization of $26,840                           195,844
             Finished goods                                    1,205,827
             Obsolescence reserve                                (41,895)
                                                             -----------

                                                             $ 2,006,563
                                                             ===========

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

As of June 30, 1997, demonstration systems inventories consist of the following:

      Demonstration systems inventory                     $ 1,330,718
      Less accumulated amortization                          (119,051)
                                                          -----------
                                                          $ 1,211,667
                                                          ===========

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

RESULTS OF OPERATIONS

Revenue for the three months ended June 30, 1997 increased $235,508 (3.4%) to $7,184,624 from $6,949,116 for the comparable period of 1996. Revenue for the six months ended June 30, 1997 increased $963,503 (7.9%) to $13,130,909 from $12,167,406 for the comparable period in 1996. The increases were largely a result of increases in sales in the United States, Europe and Latin America, offset by a decrease in sales to the Pacific Rim and to Japan in particular. First quarter 1997 sales by Dove (which was acquired by the Company on April 2, 1996) contributed to the increase in sales for the six months ended June 30, 1997. Sales in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and the effects of operational difficulties experienced with pDEXA units during part of 1996. The Company believes that these operational difficulties have been addressed. Sales in the United States and Japan represented 69.8% and 2.0%, respectively, of total revenue for the three months ended June 30, 1997 and 31.7% and 43.1% respectively, of total revenue for the three months ended June 30, 1996. Sales in the United States and Japan represented 74.0% and 1.8%, respectively, of total revenue for the six months ended June 30, 1997, and 36.8% and 40.0%, respectively, of total revenue for the six months ended June 30, 1996. Sales of complete bone densitometry systems represented 91.1% and 94.1% of total revenue for the three months ended June 30, 1997 and 1996, respectively, and 91.6% and 93.6% of total revenues for the six months ended June 30, 1997 and 1996, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods. Revenues have been affected by the reduction in the Medicare reimbursement rate for peripheral bone densitometry tests announced in November 1996. The mix of products sold has changed in that the majority of the Company's revenues are now derived from sales of larger Eclipse and XR36 systems that can scan the hip and spine and for which the Medicare reimbursement rate was not significantly decreased, as compared to the pDEXA system that performs peripheral bone densitometry tests. Revenues and the mix of products sold are expected to continue to be influenced by the degree of difference in Medicare reimbursement rate levels for peripheral and larger systems. They will also be influenced by the Company's ability to bring to the market lower cost peripheral systems that can be operated more profitably by end users at lower reimbursement levels. The Health Care Financing Administration
(HCFA) recently published proposed changes to the Medicare reimbursement rates that would increase the reimbursement rate for peripheral systems and reduce the reimbursement rate for the larger systems. No new rates will be adopted until after the comment period on the proposed changes.

Cost of revenue as a percentage of revenue was 56.3% and 63.0% for the three months ended June 30, 1997 and 1996 respectively, resulting in a gross margin of 43.7% for the three months ended June 30, 1997 compared to 37.0% for the comparable period of 1996. Cost of revenue as a percentage of revenue was 56.6% and 64.1% for the six months ended June 30, 1997 and 1996, respectively, resulting in a gross margin of 43.4% for the six months ended June 30, 1997 compared to 35.9% for the comparable period of 1996. The increase in gross margin is primarily attributed to the impact of price reductions under the Distribution Agreement with Norland Corporation and Stratec Medizintechnik GmbH which became effective during the fourth quarter of 1996.

Sales and marketing expense increased $610,433 (69.1%) to $1,493,605 for the three months ended June 30, 1997 from $883,172 for the three months ended June 30, 1996, and increased as a percentage of revenue to 20.8% from 12.7%. Sales and marketing expense increased $1,221,827 (83.8%) to $2,680,347 for the six month period ended June 30, 1997 from $1,458,520 for the six months ended June 30, 1996, and increased as a percentage of revenue to 20.4% from 12.0%. The increases were primarily due to increased expenses of new sales and marketing personnel, the cost of expanded marketing efforts, and increased expenses related to customer service.

General and administrative expense increased $100,546 (16.9%) to $694,602 for the three months ended June 30, 1997 from $594,056 for the three months ended June 30, 1996 and increased as a percentage of revenue to 9.7% from 8.6%. General and administrative expense increased $509,297 (56.6%) to $1,409,069 for the six month period ended June 30, 1997 from $899,772 for the six months ended June 30, 1996, and increased as a percentage of revenue to 10.7% from 7.4%. These increases were primarily due to expenses of new personnel and increased expenses of existing personnel, other expenses attributed to increased levels of business (including, in the quarter ended June 30, 1997, increased provision for doubtful accounts receivable), and the inclusion of Dove's operations for the quarter ended March 31, 1997.

Other income in the three and six month periods ended June 30, 1997 and 1996 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in other income in the three and six month periods ended June 30, 1997 as compared to June 30, 1996 reflects reduced interest income resulting from utilization of such offering proceeds.

The provision for taxes for the three months ended June 30, 1997 decreased by $80,458 (15.7%) to $432,000 from $512,458 for the three months ended June 30,
1996. The provision for taxes for the six months ended June 30, 1997 decreased by $229,458 (23.3%) to $756,000 from $985,458 for the six months ended June 30,
1996. The Company has provided for income taxes at its current effective tax rate of 40.6% for the three and six months ended June 30, 1997 and 1996. The decrease in the provision for taxes was entirely due to the relative change in income before taxes.

The Company had net income of $631,658 for the three months ended June 30, 1997 compared to net income of $750,057 for the three months ended June 30, 1996, a decrease of $118,399

(15.8%). The Company had net income of $1,104,756 for the six months ended June 30, 1997 compared to net income of $1,441,313 for the six months ended June 30, 1996, a decrease of $336,557 (23.4%). The decrease was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash of $8,133,468 and a $1,949,039 U.S. Treasury bill. The Treasury bill was converted to cash during the quarter ended June 30, 1997. At June 30, 1997, the Company had cash of $5,133,254. The decrease in cash was primarily the result of increased accounts receivable, decreased accounts payable, increased pDEXA and OsteoAnalyzer inventories, and increased officer loans, and to a lesser extent cash loaned to Norland Corporation under the product development loan.

The Company's accounts receivable increased 24.8% to $11,455,816 at June 30, 1997 from $9,182,488 at December 31, 1996 which reflects both higher sales volume and less prompt payment by the Company's customers. At June 30, 1997, the two largest balances, 18.8% and 9.6% of total outstanding trade receivables, were owed by U. S. distributors.

Property and equipment as of June 30, 1997 consisted of computer and telephone equipment, a management information system, office furniture and improvements to leased facilities. At the present time, no significant expenditures for additional equipment or systems are planned for 1997.

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

The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations, including the proposed acquisition of Norland Corporation, for at least the next twelve months. However, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's ability to meet its cash needs through internal sources. Moreover, the Company will also continue to consider the possibility of obtaining funds from other sources, including bank credit arrangements and stock offerings.

Norland Medical Systems, Inc.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        A purported shareholder's class action and derivative complaint entitled Irwin J. Miller v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant (Civil Action No. 15849), was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors (the "Individual Defendants"), Norland Medical Systems B.V. ("NMS BV"), and the Company. The action relates to the proposed acquisition (the "Acquisition") by the Company from NMS BV of all the outstanding stock of Norland Corporation. The Acquisition is subject to the approval of the Company's stockholders at a stockholders' meeting scheduled for August 20, 1997. The complaint alleges that the Individual Defendants have breached their fiduciary duties of loyalty, candor and care in connection with the pending Acquisition, and that the Company's proxy statement relating to the stockholders' meeting does not contain full and fair disclosure with respect to the Acquisition. Plaintiff seeks, among other things: to enjoin the consummation of the Acquisition; to require that the Company make additional disclosures to its stockholders in connection with the Acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees.

        The Company has reached an agreement in principal to settle this action. The Settlement will be subject to approval by the Court of Chancery. The plaintiff has withdrawn his application for a perliminary injunction against the Acquisition.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits furnished:

        (11) Statements Regarding Computation of Earnings for Share

        (27) Financial Data Schedule

(b)     Reports on Form 8-K:

        The Company filed a report on Form 8-K on August 8, 1997 reporting the commencement of the litigation referred to in Part II, Item 1.

Norland Medical Systems, Inc.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)


Date: August 13, 1997              /s/ Reynald G. Bonmati
                                   ---------------------------------------------
                                   Reynald G. Bonmati
                                   President


Date: August 13, 1997              /s/ Kurt W. Streams
                                   ---------------------------------------------
                                   Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index

Number         Description
------         -----------

  11           Statement Regarding Computation of Earnings Per Share

  27           Financial Data Schedule