Form 10-Q
period 1997-09-30
NORLAND MEDICAL SYSTEMS INC
filed 1997-11-14
CIK 946428

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1997
                              -------------------------------------------------

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                  0-26206
                      ---------------------------------------------------------

                            NORLAND MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       06-1387931
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         106 CORPORATE PARK DRIVE, SUITE 106
                            WHITE PLAINS, NEW YORK  10604
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

    As of October 31, 1997, 7,162,531 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                            NORLAND MEDICAL SYSTEMS, INC.
                           TABLE OF CONTENTS FOR FORM 10-Q
                                                                           Page
                                                                           ----


Title Page....................................................................1

Document Table of Contents....................................................2

PART I   FINANCIAL INFORMATION................................................3

Item 1.  Condensed Consolidated Financial Statements..........................3
         Condensed Consolidated Balance Sheets................................3
         Condensed Consolidated Statements of Operations......................4
         Condensed Consolidated Statements of Changes in Stockholders' Equity.5
         Condensed Consolidated Statements of Cash Flows......................6
         Notes to Condensed Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................13

PART II  OTHER INFORMATION...................................................18

Item 1.  Legal Proceedings...................................................18

Item 2.  Changes in Securities...............................................19

Item 3.  Defaults Upon Senior Securities.....................................19

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5.  Other Information...................................................20

Item 6.  Exhibits and Reports on Form 8-K....................................20

Signatures...................................................................21

Exhibit Index................................................................22


PART I   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)                                          September 30, 1997     December 31, 1996
                                                     ------------------     -----------------

                                        ASSETS
Current assets:
  Cash and cash equivalents                                 $ 2,385,127           $ 8,133,468
  Investment                                                         --             1,949,039
  Accounts receivable - trade, less allowance for
   doubtful accounts of $250,000 at September 30,
   1997 and $221,000 at December 31, 1996                    13,615,546             9,182,488
  Income taxes recoverable                                      161,907               794,285
  Inventories, net                                            3,132,377               616,865
  Officers' loans receivable                                     85,294               581,704
  Deferred income taxes                                       2,434,205                    --
  Current portion of product development loan
   receivable - affiliate                                            --                38,685
  Prepaid expenses and other current assets                     321,827               361,902
                                                            -----------           -----------
          Total current assets                               22,136,283            21,658,436
                                                            -----------           -----------
  Demonstration systems inventory, net                           75,393             1,234,848
  Investment in Vitel, Inc                                      260,000               260,000
  Property and equipment, net                                   703,898               406,375
  Product development loan receivable - affiliate                    --               251,100
  Goodwill, net                                              10,205,399             3,183,961
  Other intangible assets, net                                       --             3,248,658
                                                            -----------           -----------
          Total assets                                      $33,380,973           $30,243,378
                                                            ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable                            $1,250,000           $        --
  Accounts payable - Norland Corporation                             --             2,220,816
  Accounts payable - Stratec                                    164,153               714,127
  Accounts payable - trade                                    1,640,610                81,416
  Accrued expenses                                            3,557,159               706,154
                                                            -----------           -----------
          Total current liabilities                           6,611,922             3,722,513
                                                            -----------           -----------
Other liabilities:
  Note payable, net of discount                              14,279,344
  Deferred income taxes                                         292,586
                                                            -----------
          Total other liabilities                            14,571,930
                                                            -----------
Stockholders' equity:
  Common stock, par value of $0.0005 per share,
   20,000,000 shares authorized, 7,155,031 and
   6,904,781 shares issued at September 30, 1997
   and December 31, 1996, respectively                            3,578                 3,452
  Additional paid-in capital                                 22,195,686            22,158,170
  Retained earnings (accumulated deficit)                   (10,002,143)            4,359,243
                                                            -----------           -----------
          Total stockholders' equity                         12,197,121            26,520,865
                                                            -----------           -----------
          Total liabilities and stockholders' equity        $33,380,973           $30,243,378
                                                            ===========           ===========


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)


                                           For the Three Months Ended                 For the Nine Months Ended
                                    ----------------------------------------   -----------------------------------------
                                    September 30, 1997    September 30, 1996   September 30, 1997     September 30, 1996
                                    ------------------    ------------------   ------------------     ------------------
Revenue                               $  6,360,537           $8,066,882          $19,491,446            $20,234,288
Cost of revenue                          2,980,956            5,414,587           10,412,167             13,210,628
                                      ------------           ----------          -----------            -----------

         Gross profit                    3,379,581            2,652,295            9,079,279              7,023,660

Sales and marketing expense              1,515,775              941,743            4,196,122              2,400,263
General and administrative expense         765,574              497,706            1,986,856              1,291,143
Research and development expense           165,502               94,596              353,289                200,931
In-process research and development
 charge                                  7,900,000                   --            7,900,000                     --
Other non-recurring charges             10,562,540              397,697           10,562,540                397,697
                                      ------------           ----------          -----------            -----------

         Operating income (loss)       (17,529,810)             720,553          (15,919,528)             2,733,626

Interest expense                           (66,096)                   0              (66,096)                     0
Interest income                             75,764              146,782              326,238                560,480
                                      ------------           ----------          -----------            -----------

Income (loss) before taxes             (17,520,142)             867,335          (15,659,386)             3,294,106

Provision (benefit) for income taxes    (2,054,000)             352,000           (1,298,000)             1,337,459
                                      ------------           ----------          -----------            -----------

Net income (loss)                     $(15,466,142)          $  515,335         $(14,361,386)           $ 1,956,647
                                      ============           ==========         ============            ===========

Weighted average number of common
and common equivalent shares:

         Primary                         7,245,006            7,214,920            7,202,948              7,176,061
         Fully diluted                   7,191,218            7,261,504            7,193,309              7,203,390

Earnings (loss) per share:

         Primary                      $      (2.13)          $     0.07          $     (1.99)           $      0.27
         Fully diluted                       (2.15)                0.07                (2.00)                  0.27



See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity For the Nine Months Ended September 30, 1997 and 1996
(Unaudited)


                                                                                                Retained
                                                                                 Additional     Earnings
                                                                      Common      Paid-In     (Accumulated
                                         Total           Shares        Stock      Capital       Deficit)
                                      ------------      ---------     ------    -----------   ------------
Balance as of
December 31, 1996                     $ 26,520,865      6,904,781     $3,452    $22,158,170   $  4,359,243

Issuance of shares for
stock options exercised                     37,642        250,250        126         37,516             --

Net loss                               (14,361,386)            --         --             --    (14,361,386)
                                      ------------      ---------     ------    -----------   ------------

Balance as of
September 30, 1997                    $ 12,197,121      7,155,031     $3,578    $22,195,686   $(10,002,143)
                                      ============      =========     ======    ===========   ============


Balance as of
December 31, 1995                     $ 20,520,846      6,000,000     $3,000    $18,349,813   $  2,168,033

Issuance of shares for
stock options exercised                        288        734,250        367            (79)            --

Issuance of shares to acquire
Dove Medical Systems                     3,311,519        161,538         81      3,311,438             --

Cost and expenses
directly related to the
stock offering                              (3,002)            --         --         (3,002)            --

Cash paid in lieu of fractional
shares on 3-for-2 stock split
on June 14, 1996                              (164)            (7)        --             --           (164)

Net income                               1,956,647             --         --             --      1,956,647
                                      ------------      ---------     ------    -----------   ------------

Balance as of
September 30, 1996                    $ 25,786,134      6,895,781     $3,448    $21,658,170   $  4,124,516
                                      ============      =========     ======    ===========   ============



See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                                                 Nine Months Ended
                                                                 September 30, 1997  September 30, 1996
Cash flows from operating activities:
  Net income (loss)                                                 $(14,361,386)       $ 1,956,647
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    In-process research and development charge                         7,900,000                 --
    Other non-recurring charges                                       10,562,540            397,697
    Amortization expense                                                 419,594            228,138
    Depreciation expense                                                  97,532             36,044
    Gain on sale of investment                                           (47,364)               --
    Provision for doubtful accounts receivable                            29,000             70,000
    Inventory obsolescence expense                                            --             30,000
    Deferred income taxes                                             (2,437,000)                --
    Changes in assets and liabilities net of the
      effects from acquisitions:
        Accounts receivable                                           (4,462,058)        (6,509,776)
        Inventories                                                   (1,086,644)          (469,992)
        Prepaid expenses and other current assets                         67,837           (665,607)
        Accounts payable                                              (4,176,523)         2,100,891
        Accrued expenses                                                 625,053            (80,058)
        Recoverable income taxes                                         948,814         (1,392,660)
                                                                    ------------        -----------
         Total adjustments                                             8,440,781         (6,255,323)
                                                                    ------------        -----------
          Net cash used in
           operating activities                                       (5,920,605)        (4,298,676)
                                                                    ------------        -----------

Cash flows from investing activities:
  Purchase of Norland Corporation, net of cash acquired               (2,017,509)                --
  Loans to officers                                                   (1,908,363)        (1,108,754)
  Repayments of loans to officers                                      2,404,773                 --
  Sale of investment                                                   1,996,403                 --
  Product development loan to affiliate                                 (252,261)           (32,738)
  Repayment of product development loan
   to affiliate                                                           32,046                 --
  Purchase of property and equipment                                    (120,468)          (316,615)
  Payment for purchase of certain intangible assets
   of Dove Medical Systems, net of cash acquired                              --         (3,432,937)
  Investment in Vitel, Inc.                                                   --           (260,000)
                                                                    ------------        -----------
          Net cash provided by (used in)
           investing activities                                          134,621         (5,151,044)
                                                                    ------------        -----------

Cash flows from financing activities:
  Proceeds from stock options exercised                                   37,643                288
  Cost and expenses of issuance of common stock                               --             (3,002)
  Cash paid for fractional share                                              --               (164)
                                                                    ------------        -----------
          Net cash provided by (used in)
           financing activities                                           37,643             (2,878)
                                                                    ------------        -----------

Net decrease in cash                                                  (5,748,341)        (9,452,598)

Cash at beginning of period                                            8,133,468         19,218,865
                                                                    ------------        -----------

Cash at end of period                                               $  2,385,127        $ 9,766,267
                                                                    ============        ===========

Non-cash investing and financing activities:
  Note payable issued to acquire Norland
  Corporation, net of discount                                      $ 15,522,461                 --

See accompanying notes to condensed consolidated financial statements.

                            NORLAND MEDICAL SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1)  BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997 and amended by Form 10-K/A filed on July 10, 1997. The figures in these statements have been restated to reflect the 3 for 2 stock split which was effective June 14, 1996.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2)  INVENTORIES

As of September 30, 1997, inventories consist of the following:

          Raw materials, product kits,
            spare parts and sub-assemblies        $ 450,306
          Work in progress                          540,356
          Rental systems, net of accumulated
            amortization of $37,958                 206,894
          Finished goods                          1,934,821
                                                 ----------

                                                 $3,132,377
                                                 ==========

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

(4)  DOVE MEDICAL SYSTEMS

On April 2, 1996, the Company acquired all of the outstanding shares of Dove Medical Systems (Dove) and a certain patent and other intangible assets owned by the Dove majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company Common Stock valued at $3,311,529. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets was $3,308,011 and was recorded as goodwill. In accordance with the Company's accounting policy for intangible assets, management evaluates on an ongoing basis the Company's ability to recover the carrying value of its intangible assets. In response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company initiated a plan in September 1997 to close Dove's Newbury Park facility, write-off inventories and fixed assets and discontinue use of the Dove technology and patent. In addition, management has estimated the future cash flows expected to result from the use of the goodwill, patent and other intangible assets associated with Dove and concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value. The patent and intangible assets are not expected to have any future alternative use. Therefore, the Company has taken a $6,188,143 charge for their write-off that is included in the $9,000,000 non-recurring charge taken with respect to Dove in the period ended September 30, 1997.

(5)  ACQUISITION OF NORLAND CORPORATION

On September 11, 1997, the Company acquired Norland Corporation in a transaction accounted for under the purchase method of accounting. The condensed consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corporation for $17.5 million from the date of acquisition. The $17.5 million consideration consists of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") bearing interest at the rate of 7% per annum which is payable quarterly beginning September 30, 1997. A $1,250,000 portion of the Note principal is payable in cash on March 11, 1998, and the remaining principal is due and payable on September 11, 2002. The Company may prepay the Note at any time, pay the principal

(except for the $1,250,000 payment due March 11, 1998) with shares of Company Common Stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years. The Note is collateralized by a pledge of the shares of Norland Corporation. An additional purchase price of up to $2.5 million may be required based on the level of the Company's 1997 revenues to be determined following the completion of the audit of the Company's financial statements for the year ending December 31, 1997. For each full $1,000,000 of 1997 revenues above $32,000,000, the purchase price will be increased by $312,500 (up to the maximum increase of $2.5 million). Any additional purchase price would be paid by an additional note, the terms of which would be identical to the Note except for the principal payment due March 11, 1998.

In accordance with Accounting Principals Board Opinion No. 21, "Interest on Receivables and Payables", the Note has been fair valued as of September 11, 1997 using a market interest rate of 8.18%, which resulted in the establishment of a $727,539 note discount that is being amortized using the effective interest method over the Note's five year term. The purchase price has been allocated as follows:

          Purchase price, net of Note discount of $727,539       $16,772,461
          Net liabilities assumed                                    210,790
          In-process research and development charge              (7,900,000)
          Deferred income tax liability                              295,381
          Acquisition costs                                          859,767
                                                                 -----------
          Goodwill                                               $10,238,399
                                                                 ===========

Acquisition costs are primarily legal, accounting and investment banking fees, as well as certain settlement costs in connection with stockholder litigation stemming from the acquisition (see Note 8), all of which are directly related to the transaction. In connection with the acquisition of Norland Corporation on September 11, 1997, certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed as a non-recurring charge in the period ended September 30, 1997. The goodwill is being amortized using the straight-line method over fifteen years. If any additional purchase price is required, such amount, when determined, will be recorded as additional goodwill.

The following table reflects pro forma unaudited consolidated operating results of the Company and Norland Corporation assuming the acquisition had been made as of January 1, 1996:

                                   Nine Months Ended           Year Ended
                                   September 30, 1997       December 31, 1996
                                   ------------------       -----------------
                                       (Unaudited)             (Unaudited)

     Revenues                      $19,204,538              $24,958,654
     Net income (loss)              (8,100,000)               2,900,000
     Earnings (loss) per share     $     (1.12)             $      0.40

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect to amortization of the goodwill and certain other adjustments, together with related income tax effects, and excludes the write-off of in-process research and development. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made on January 1, 1996 or that may occur in the future.

(6)  OTHER NON-RECURRING CHARGES

The Company recorded other non-recurring charges in the quarter ended September 30, 1997 of $10,562,540 consisting of the following:

          Reorganization of Dove Medical Systems                 $ 9,000,000
          Inventory write-off                                      1,460,735
          Costs to acquire ultrasound distribution rights            101,805
                                                                 -----------
                                                                 $10,562,540

In September 1997, the Company initiated a plan to reorganize its Dove Medical Systems subsidiary including the closure of the Newbury Park facility and write-off of inventories, fixed assets, goodwill, a patent and other intangible assets, resulting in a $9,000,000 non-recurring charge (See Note 4). With the acquisition of Norland Corporation, including its ongoing research and development projects, management determined that the Company's inventory of bone densitometry systems used for demonstration and customer service purposes had no future value and recognized a $1,460,375 non-recurring charge for their write-off. In August 1997, the Company acquired distribution rights to an ultrasound product developed by IMRO, Inc.. A $101,805 non-recurring charge was taken for costs incurred in connection with the selection of an ultrasound product.

In the quarter ended September 30, 1996, the Company recorded a non-recurring stock offering charge of $397,697, or 3 cents per share, in connection with a withdrawn stock offering.

(7)  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Primary income (loss) per share is calculated by dividing net income (loss) by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are stock options which have been included using the treasury stock method only when their effect is dilutive.

(8)  LITIGATION

A shareholder's class action and derivative complaint entitled IRWIN J. MILLER
V. REYNALD G. BONMATI ET. AL. DEFENDANTS, AND NORLAND MEDICAL SYSTEMS, INC., NOMINAL DEFENDANT was filed in the Court of Chancery of the State of Delaware on August 1, 1997, against four members of the Company's Board of Directors (the "Individual Defendants"), Norland Medical Systems B.V. ("NMS BV"), and the Company. The action relates to the acquisition (the "Acquisition") by the Company from NMS BV of all the outstanding stock of Norland Corporation. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor and care in connection with the Acquisition, and that the Company's proxy statement relating to the Acquisition did not contain full and fair disclosure with respect to the Acquisition. Plaintiff sought, among other things: to enjoin the consummation of the Acquisition; to require that the Company make additional disclosures to its stockholders in connection with the Acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees. An agreement in principle was reached to settle this action. The plaintiff withdrew his application for a preliminary injunction. The Acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders on September 8, 1997, and the Acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. The Stipulation of Settlement is subject to approval by the Delaware Court of Chancery.

Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove Medical Systems, Inc. ("Dove") subsidiary, filed suit against the Company and Norland Corporation in the United States District Court for the Central District of California on October 9, 1997. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000 and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligations of the Piccionis and such other former stockholders of Dove to the Company. The Company believes that this action is without merit and, accordingly, believes that there will be no adverse material effect on the Company's results of operations, cash flows or financial position.

(9)  FUTURE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in the fourth quarter of 1997 and does not expect a material impact on its per share results from the implementation of this standard.

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components be reported in the financial statements. The Company is required to adopt this standard in 1998 and is currently evaluating this standard.

Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" requires that publicly traded companies report financial and descriptive information about its reportable operating segments. The Company is required to adopt this standard in 1998 and anticipates that the adoption of this standard will not have an effect on the current presentation of such information.

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

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1997 decreased $1,706,345 (21.2%) to $6,360,537 from $8,066,882 for the comparable period of 1996.
Revenue for the nine months ended September 30, 1997 decreased $742,842 (3.7%) to $19,491,446 from $20,234,288 for the comparable period in 1996. The decrease in sales for the third quarter of 1997 compared to the third quarter of 1996 was largely a result of a decrease in sales in the Pacific Rim and the United States, offset by an increase in sales to Europe and Latin America. The decrease in sales for the nine months ended September 30, 1997 as compared to sales for the nine month period in 1996 was largely a result of a decrease in sales in the Pacific Rim and to Japan in particular, offset by increases in sales to the United States (for the first six months), Europe and Latin America. Sales in the United States have been affected by Medicare reimbursement rates, as discussed below. Sales in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and the effects of operational difficulties experienced with pDEXA units during part of 1996. The Company believes that these operational difficulties have been addressed. Sales in the United States and Japan represented 86.0% and 2.4%, respectively, of total revenue for the three months ended September 30, 1997 and 71.2% and 10.1%, respectively, of total revenue for the three months ended September 30, 1996. Sales in the United States and Japan represented 77.9% and 2.0%, respectively, of total revenue for the nine months ended September 30, 1997, and 50.5% and 28.0%, respectively, of total revenue for the nine months ended September 30, 1996. Sales of complete bone densitometry systems represented 90.3% and 95.1% of total revenue for the three months ended September 30, 1997 and 1996, respectively, and 91.2% and 94.2% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Revenues have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. The Company reduced the price of its pDEXA peripheral systems in the fourth quarter of 1996, and since that time, the mix of the Company's product revenue has changed. A majority of the Company's revenues in 1997 has been derived from sales of the larger Eclipse and XR36 systems for which the Medicare reimbursement rate was not significantly reduced, as compared to the pDEXA system. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for the larger systems. Sales of the Company's peripheral systems increased significantly in the quarter ended September 30, 1997, and sales of the larger systems declined. The increased sales of the lower priced peripheral systems did not fully compensate for the revenue loss resulting from the decreased sales of the larger systems. HCFA recently announced the final reimbursement rates for 1998. The rate for peripheral DXA tests was increased by an amount in excess of the increase proposed in June. The proposed significant reduction in the rate for the larger systems was not adopted. Instead, the rate was increased by approximately 9% over the 1997 rate.
Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral systems. They will also be influenced by the Company's ability to bring to the market lower cost peripheral systems that can be operated more profitably by end users at the applicable reimbursement rates.

Cost of revenue as a percentage of revenue was 46.9% and 67.1% for the three months ended September 30, 1997 and 1996, respectively, resulting in a gross margin of 53.1% for the three months ended September 30, 1997 compared to 32.9% for the comparable period of 1996. Cost of revenue as a percentage of revenue was 53.4% and 65.3% for the nine months ended September 30, 1997 and 1996, respectively, resulting in a gross margin of 46.6% for the nine months ended September 30, 1997 compared to 34.7% for the comparable period of 1996. The increase in gross margin is primarily attributed to the impact of price reductions under the Distribution Agreement with Norland Corporation and Stratec Medizintechnik GmbH which became effective during the fourth quarter of 1996 and the Company's acquisition of Norland Corporation on September 11, 1997, following which the Company received the entire margin on systems manufactured by Norland Corporation.

Sales and marketing expense increased $574,032 (61.0%) to $1,515,775 for the three months ended September 30, 1997 from $941,743 for the three months ended September 30, 1996, and increased as a percentage of revenue to 23.8% from 11.7%. Sales and marketing expense increased $1,795,859 (74.8%) to $4,196,122 for the nine month period ended September 30, 1997 from $2,400,263 for the nine months ended September 30, 1996, and increased as a percentage of revenue to 21.5% from 11.9%. The dollar increases were primarily due to increased expenses of new sales and marketing personnel, the cost of expanded marketing efforts, and increased expenses related to customer service.

General and administrative expense increased $267,868 (53.8%) to $765,574 for the three months ended September 30, 1997 from $497,706 for the three months ended September 30, 1996 and increased as a percentage of revenue to 12.0% from 6.2%. General and administrative expense increased $695,713 (53.9%) to $1,986,856 for the nine month period ended September 30, 1997 from $1,291,143 for the nine months ended September 30, 1996, and increased as a percentage of revenue to 10.2% from 6.4%. The dollar increases were primarily due to expenses of new personnel and increased expenses of existing personnel and professional fees.

Research and development expense increased $70,906 (75.0%) to $165,502 for the three months ended September 30, 1997 from $94,596 for the three months ended September 30, 1996, and also increased as a percentage of revenue to 2.6% from 1.2%. Research and development expense increased $152,358 (75.8%) to $353,289 for the nine months ended September 30, 1997 from $200,931 for the nine months ended September 30, 1996, and also increased as a percentage of revenue to 1.8% from 1.0%. The dollar increases are primarily the result of the inclusion of research and development expenses of Norland Corporation following the Company's acquisition of Norland Corporation on September 11, 1997.

The Company recognized non-recurring charges of $18,462,540 and $397,697 in the three months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997, the following non-recurring charges were taken. In connection with the acquisition of Norland Corporation, certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed. With the acquisition of Norland Corporation, including its ongoing research and development projects, management determined that the Company's inventory of bone densitometers used for demonstration and customer service purposes had no future value and recognized a $1,460,375 non-recurring charge for their write-off. In response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove Medical Systems subsidiary and recorded a $9 million write-off of inventories, fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value. In August 1997, the Company acquired distribution rights to an ultrasound product developed by IMRO Inc. and recorded a $101,805 non-recurring charge for costs incurred in connection with the selection of an ultrasound product. In the quarter ended September 30, 1996, the Company recorded a non-recurring stock offering charge of $397,697 in connection with a withdrawn stock offering.

Interest expense of $66,096 for the three months ended September 30, 1997 represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. Interest income in the three and nine month periods ended September 30, 1997 and 1996 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in the three and nine month periods ended September 30, 1997 as compared to September 30, 1996 reflects reduced interest income resulting from utilization of such offering proceeds.

The Company recognized an income tax benefit for the three and nine months ended September 30, 1997 as a result of the tax benefit derived from certain of the non-recurring charges recorded during the quarter ended September 30, 1997. No deferred tax valuation allowance is deemed necessary as a result of management's evaluation that all of the deferred tax assets will be realized.

The Company had a net loss of $15,466,142 ($2.15 per share) for the three months ended September 30, 1997 compared to net income of $515,335 ($0.07 per share) for the three months ended September 30, 1996. The Company had a net loss of $14,361,386 ($2.00 per share) for the nine months ended September 30, 1997 compared to net income of $1,956,647 ($0.27 per share) for the nine months ended September 30, 1996. The non-recurring charges of $18,462,540 ($2.23 per share) recognized in the quarter ended September 30, 1997 reduced net income on an after tax basis by $16,025,926. Excluding the after tax effect of this charge, net income for the quarter ended September 30, 1997 would be $559,784 ($0.08 per share) and net income for the nine months ended September 30, 1997 would be $1,665,073 ($0.23 per share), representing decreases of 25.5% and 24.1%, respectively, over the comparable periods in 1996 (also excluding the 1996 non-recurring charge).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash of $8,133,468 and a $1,949,039 U.S. Treasury bill. The Treasury bill was converted to cash during the quarter ended June 30, 1997. At September 30, 1997, the Company had cash of $2,385,127. The decrease in cash was primarily the result of increased accounts receivable, decreased accounts payable, increased inventories, and costs related to the acquisition of Norland Corporation, including the $1,250,000 payment made at closing.

The Company's accounts receivable increased 48.3% to $13,615,546 at September 30, 1997 from $9,182,488 at December 31, 1996, which reflects less prompt payment by the Company's customers. At September 30, 1997, the two largest balances, 20.1% and 9.8% of total outstanding trade receivables, were owed by two U.S. distributors.

Property and equipment as of September 30, 1997 consisted of computer and telephone equipment, a management information system, office furniture and improvements to leased facilities. At the present time, no significant expenditures for additional equipment or systems are planned.

On March 11, 1998 the Company will be obligated to make a $1,250,000 principal payment on the Purchase Note issued as part of the purchase price for Norland Corporation. Interest payments will range from approximately $265,000 to $300,000 per quarter, depending upon the final amount of the purchase price.

The Company's operations have been financed primarily by cash flow from operations and the proceeds of its initial public offering. The Company plans to finance its operations for the next twelve months from its current cash position and cash flow from operations, as well as from other sources, including borrowing arrangements and/or proceeds of stock offerings. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

NORLAND MEDICAL SYSTEMS, INC.


PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          IRWIN I. MILLER V. REYNALD G. BONMATI ET AL., DEFENDANTS, AND NORLAND MEDICAL SYSTEMS, INC., NOMINAL DEFENDANT.

          This action relates to the acquisition of Norland Corporation by the Company. The commencement of this action in the Delaware Court of Chancery was reported in the Company's Form 8-K filed August 8, 1997. The Company's Form 10-Q for the quarter ended June 30, 1997 reported that an agreement in principle had been reached to settle the action and that the plaintiff had withdrawn his application for a preliminary injunction against the acquisition. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. The terms of the settlement are the same as those of the agreement in principle that were summarized in the Company's Supplement to Proxy Statement dated August 28, 1997, including the payment by the Company of any award of fees and expenses of plaintiff's counsel up to $250,000. The Stipulation of Settlement is subject to approval by the Delaware Court of Chancery.

          ROBERT L. PICCIONI, PH.D. AND JOAN PICCIONI V. NORLAND MEDICAL SYSTEMS, INC. AND NORLAND CORP.

          Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove Medical Systems, Inc. ("Dove") subsidiary, filed suit against the Company and Norland Corporation in the United States District Court for the Central District of California on October 9, 1997. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000 and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligation of the Piccionis and such other former stockholders of Dove to the Company. The Company believes that the Piccionis' action is without merit.

Item 2.   CHANGE IN SECURITIES

          On September 8, 1997, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.0005 per share, from 10,000,000 to 20,000,000. A Certificate of Amendment effecting such change was filed with the Secretary of State of Delaware on October 24, 1997.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc. was held on September 8, 1997.

          (b) The following persons were elected as directors of the Company at the Annual Meeting: Reynald G. Bonmati, James J. Baker, Michael
               W. Huber, Andre-Jacques Neusy and Albert S. Waxman.

          (c)  The following matters were voted on at the Annual Meeting:

               (1) The proposal to approve the acquisition of Norland Corporation was approved as follows: 5,660,994 shares for (including 2,360,994 shares held by stockholders other than Reynald G. Bonmati, Hans Schiessl, Norland Partners, L.P., and Novatech Ventures, L.P.); 158,623 shares against; 10,946 shares abstaining; and 879,761 shares broker non-votes.

               (2) The proposal to elect the five persons named in Item 4(b) as directors of the Company for the ensuing year was approved as follows: 6,525,051 shares in favor of Mr. Bonmati and 6,529,029 shares in favor of each of the other candidates; 185,273 shares withheld for Mr. Bonmati and 181,295 shares withheld for each of the other candidates; and no broker non-votes.

               (3) The proposal to approve an amendment to the Company's Restated Certificate of Incorporation increasing the amount of authorized Common Stock was approved as follows:
                    6,530,088 shares for; 168,250 shares against; 11,896 shares abstaining; and no broker non-votes.

               (4) The proposal to approve and adopt amendments to the Company's Amended and Restated 1994 Stock Option and Incentive Plan was approved as follows: 4,236,431 shares for; 1,821,177 shares against; 5,750 shares abstaining; and 646,956 shares broker non-votes.

               (5) The proposal to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1997 was approved as follows: 6,596,201 shares for; 127,473 shares against; 6,650 shares abstaining; and no broker non-votes.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits furnished:

               3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc., as amended on October 24, 1997

               11   Statement Regarding Computation of Earnings per Share

               27   Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a report on Form 8-K on August 8, 1997 reporting commencement of the litigation referred to in Item 1 above with respect to the proposed acquisition of Norland Corporation.

               The Company filed a report on Form 8-K on September 24, 1997 reporting the consummation of the Company's acquisition of Norland Corporation.

NORLAND MEDICAL SYSTEMS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORLAND MEDICAL SYSTEMS, INC.
                                        (Registrant)



Date:  November 13, 1997                /s/ Reynald G. Bonmati
                                        ----------------------------------------
                                        Reynald G. Bonmati
                                        President



Date:  November 13, 1997                /s/ Kurt W. Streams
                                        ----------------------------------------
                                        Kurt W. Streams
                                        Vice President, Finance
                                        (Principal Financial and Accounting
                                        Officer)

NORLAND MEDICAL SYSTEMS, INC.

EXHIBIT INDEX

Number    Description
------    -----------

3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc., as amended on October 24, 1997

11        Statement Regarding Computation of Earnings Per Share

27        Financial Data Schedule