Form 10-K
period 1997-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1998-04-09
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997         Commission File No. 0-26206

                          NORLAND MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             06-1387931
---------------------------------                            ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

106 Corporate Park Drive, Suite 106, White Plains, NY              10604
-----------------------------------------------------            ----------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (914) 694-2285

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0005 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____
                                             ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 20, 1998 was $17,829,172 based on the price of the last reported sale on the NASDAQ National Market.

         As of March 20, 1998 there were 7,162,531 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       Documents Incorporated By Reference

         Items 10, 11, 12 and 13 Part III of this Form 10-K are incorporated by reference to the Norland Medical Systems, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

                            TABLE OF CONTENTS


                                                                         Page
INTRODUCTION................................................................1

ITEM 1.  BUSINESS...........................................................1

ITEM 2.  PROPERTIES........................................................14

ITEM 3.  LEGAL PROCEEDINGS.................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................17

ITEM 6.  SELECTED FINANCIAL DATA...........................................18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................50

ITEMS 10, 11, 12 AND 13....................................................50

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K......................................................51


INTRODUCTION

         The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; and (x) other risks described elsewhere in this Report and in other documents filed by the Company with the Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees.

         On March 16, 1998, the Company announced that it would restate its revenues downward for the fourth quarter of 1996 and for the first, second and third quarters of 1997. Financial statements and related disclosures contained in this Report with respect to the year ended December 31, 1996 reflect the restated financial statements for such year (see Note 15 to the Consolidated Financial Statements in Item 8 of this Report). The financial statements and related disclosures with respect to the year ended December 31, 1997 reflect the restated consolidated financial statements for the first three quarters of the year.

                                   PART I

ITEM 1.  BUSINESS.

         Norland Medical Systems, Inc. ("Norland" or the "Company") develops, manufactures, markets, sells and distributes a broad range of bone densitometry systems used to aid in diagnosing and monitoring bone disorders, particularly osteoporosis, a disease that affects more than 28 million people in the United States and 200 million worldwide. Driven by the availability of new FDA-approved therapies for bone disorders, the Company is focusing on bringing affordable, state-of-the-art diagnostic products directly into physician offices. The Company offers proprietary, lower priced, easy to operate and compact products designed to address the diagnostic needs of gynecologists and family practice physicians. Estimates are that there are approximately 35,000 gynecologists and 170,000 primary care physicians in the United States alone.

         On September 11, 1997 Norland purchased all of the outstanding stock of Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV"). Norland Corp. develops and manufacturers bone densitometry systems based on dual-energy x-ray absorptiometry ("DXA") technology, which, since 1987, has been a standard for measuring bone mass reduction, one of the primary indicators of osteoporosis. Prior to September 11, 1997, Norland had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec Medizintechnik GmbH ("Stratec"), another subsidiary of NMS BV which develops and manufacturers bone densitometry systems based on peripheral quantitative computed tomography ("pQCT") technology. Upon the acquisition of Norland Corp., Norland entered into a new exclusive Distribution Agreement with Stratec.

         As used herein, the term "Company" includes Norland and all of its wholly-owned subsidiaries, including Norland Corp.

         The Company has five product lines utilizing several different types of technology. The Company manufactures and markets a line of traditional full size DXA-based bone densitometry products. The Eclipse and the XR36 are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician offices, where patients would benefit from timely and easy access to bone density testing.

         The Company's peripheral x-ray line includes the pDEXA system, a lower priced, high performance desktop system based on DXA technology. It was the first desktop DXA-based system to receive FDA marketing clearance. The pDEXA is the only system to receive FDA marketing clearance for use in fracture risk assessment. The Company also markets the DXA-based accuDEXA, which is manufactured by Schick Technologies, Inc. ("Schick").

         The Company recently introduced its peripheral ultrasound line. The Paris Ultrasound bone measurement system (the "Paris") was developed and patented by IMRO, Inc. ("IMRO") of Canada and measures the velocity of sound and broad bend ultrasound attenuation at the heel. Sales to date have been made in Europe and the Pacific Rim. The Paris system is not yet approved for sale in the United States.

         The Company also markets a line of products based on pQCT technology. Systems using pQCT technology can make separate, three-dimensional measurements of the cortical and trabecular bone, allowing a more detailed assessment of the biomechanical soundness of the bone. In addition, pQCT permits the detection of minute changes within bone that occur over short periods of time.

         The Company's research line includes versions of its pQCT products that have been purchased by large pharmaceutical companies such as Eli Lilly & Company, Novartis, Procter & Gamble and Glaxo to assist in monitoring the effectiveness of potential new therapies for the treatment of osteoporosis and related bone disorders. The Company also offers a DXA-based research product.

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

         Osteoporosis is a "silent disease" and typically has no overt symptoms in its early stages. The first sign of osteoporosis is often bone fracture. Osteoporosis leads to increased risk of fracture, chronic pain and immobility, usually at the hip, forearm or spine. According to the National Osteoporosis Foundation ("NOF"), osteoporosis affects more than 28 million people in the United States, 80% of whom are women. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. Hip fractures produce the most serious consequences. According to the NOF, there are more than 300,000 hip fractures per year in the United States and 50% of hip fracture patients never walk independently again. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, a majority of which were of the spine and hip, and that annual direct medical expenditures for osteoporosis and associated fractures is $13.8 billion, a figure that is expected to increase to $62 billion by the year 2020.

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

         Therapies
         The Company believes that the historic limitations of treatment options in the United States contributed to a low level of demand for the diagnosis of osteoporosis and other bone disorders. Until 1995, available therapies for osteoporosis were limited. Most were classified as anti-resorptive and were designed to maintain bone mass by decreasing the effective rate of bone resorption. There was no proof that they promoted bone formation. Such therapies included calcitonin, hormone replacement therapy using estrogen and first-generation bisphosphonates. In the United States, available therapies were limited to calcitonin, estrogen and over-the-counter calcium and vitamin D supplements; and only two therapies, calcitonin and estrogen, were approved specifically as therapies for bone disorders. However, women's concerns regarding possible complications relating to the prolonged use of hormone replacement therapy using estrogen and the availability of calcitonin only in injectable form contributed to low patient acceptance.

         In September 1995, the FDA approved the drug Fosamax for the treatment of established osteoporosis in post-menopausal women. Fosamax, developed by Merck & Co., Inc. ("Merck"), is a second generation bisphosphonate that acts by coating the bone surface and inhibiting bone resorption.

Fosamax was shown in clinical trials to increase bone density without significant adverse side effects. Other therapies approved by the FDA in 1995 to treat osteoporosis include Miacalcin, an intra-nasal formulation of calcitonin developed by Novartis, and Premarin MPA, a one-tablet hormone replacement therapy combining estrogen and progestin developed by Wyeth-Ayerst Laboratories.

         Merck's Fosamax was originally approved only for the treatment of patients with established osteoporosis. In April 1997, the FDA expanded the permitted use of Fosamax to include the prevention of osteoporosis. In December 1997, Eli Lilly & Company received FDA approval for its new osteoporosis drug, Evista, a selective estrogen receptor modulator. Drugs of this type are being studied for their selective ability to act like estrogen in certain tissues but not in others.

         The Company believes that worldwide there are more than 50 pharmaceutical and biotechnology companies with programs to develop new therapies for osteoporosis, some of which are in late-stage clinical trials. Therapeutic products under development include new anti-resorptive agents and bone-formation stimulators. New generations of bisphosphonates are being developed by Procter & Gamble (risedronate), Sanofi Winthrop (tiludronate) and Boehringer-Mannheim (ibandronate), while antiestrogens (estrogen analogs) are being developed by Pfizer (draloxifene). While these therapies are all in Phase III clinical trials, others are in the New Drug Application review stage. These include Alora (estradiol matrix transdermal system - Procter & Gamble), Calcimar Intranasal (calcitonin - Rhone Poulenc Rorer) and Neosten (slow release fluoride
- Mission Pharmacal).

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

         There are a number of different types of technologies that can be used to assess bone mineral status. Single photon absorptiometry (SPA) uses a single energy radioactive source and has limited ability to measure bone in complex body regions. Dual photon absorptiometry (DPA) reduces measurement error through complex body regions by using a dual-energy radioactive source. X-ray-based systems provide improved precision, faster scan times and lower operating costs as compared to single and dual photon absorptiometry and have largely replaced SPA and DPA technology. Single-energy x-ray absorptiometry ("SXA") technology replaces the radioactive source with a single energy X-ray source. DXA, which has become the standard for bone mass analysis, uses a dual-energy X-ray source. Radiographic absorptiometry ("RA") measures bone density from two X-ray images of the hand. Although it does not require a dedicated bone densitometry system since it uses traditional X-ray equipment, RA does not provide point of care measurement of bone density, as the radiographs have to be sent out to a laboratory for interpretation. All of these technologies produce only two-dimensional (planar) measurements. Quantitative computed tomography (QCT) is capable of separate, three-dimensional measurement of cortical and trabecular bone, providing volumetric density and allowing more precise assessment of the biomechanical soundness of the bone.

         Ultrasound technology measures the velocity of sound and broad band attenuation. Ultrasound has recently been improved to the point that it has gained acceptance as a viable technology to assess bone at peripheral sites. In vitro diagnostic testing (biochemical markers) measures the level of certain byproducts in body fluids to determine the rate of bone resorption and bone formation. However, these tests do not provide information about bone mass or bone structure and cannot be used independently to diagnose osteoporosis or assess fracture risk. The Company believes that biochemical marker testing may complement bone densitometry in monitoring the effectiveness of drug therapies.

Products

         Product Lines
         The Company believes it markets the broadest line of bone densitometers available today with a wide range of price points and capabilities to satisfy diverse customer needs. The Company currently offers five product lines and 12 models. The following is a description of each of the Company's product lines.

         1.  Peripheral X-ray Systems
         The Company's pDEXA brings DXA-based technology to the desktop in an affordable, easy-to-use model that is designed for physician offices, small clinics and other settings beyond large hospitals and clinics. Like the much larger traditional DXA systems, the pDEXA measures bone mass and compares it to a normal reference population. However, the pDEXA measures only the forearm, enabling it to be more compact, and therefore, more affordable than traditional DXA systems. The pDEXA measures the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The pDEXA utilizes a miniaturized X-ray source using a dental X-ray tube which does not require a cooling system. The software used in the pDEXA systems provides quantitative analysis of bone mass, including bone mineral density (BMD) and bone mineral content (BMC) as well as comparisons to normal reference populations and to the patient's prior examinations. It also provides skeletal images of the region of interest as well as graphical presentation of the results. In January 1998, the pDEXA became the first bone densitometry system to receive FDA approval of a Fracture Risk Assessment Option, which allows the bone density estimates from the pDEXA to be used as an aid to physicians in determining fracture risk.

         The Company also markets the DXA-based accuDEXA. The accuDEXA is manufactured by Schick and measures bone mass at the finger. The Company has not yet made any accuDEXA sales. The Company's Dove Medical Systems, Inc. ("Dove") subsidiary manufactured the OsteoAnalyzer SXA 3000, a system that is based on SXA-technology and measures bone mass at the heel.

         2.  Peripheral Ultrasound Systems
         The Paris system was developed and patented by IMRO. The Company has exclusive worldwide distribution rights for the Paris. The Paris measures the velocity of sound and broad band ultrasound attenuation at the heel. Although the Paris is a dry system as far as the patient is concerned, it has the precision and accuracy of a wet system. To date sales have been made only in Europe and the Pacific Rim. The Paris system is not yet approved for sale in the United States. The Company anticipates that it will apply with the FDA for pre-market approval in the first half of 1998. As with peripheral x-ray systems, the target market for the Paris is physician offices.

         3.  Traditional DXA Systems
         The traditional DXA-based bone densitometers marketed by the Company are the compact Eclipse and the full size XR36. The target market for these systems is hospitals, clinics and group practices. Both systems are capable of performing axial (hip and spine) and peripheral scans. The XR36 also performs full body scans. Both systems measure BMD and BMC and make comparisons to reference populations and to the patient's prior examination. Price and service are the primary competitive factors among DXA products offering similar basic capabilities. These systems have been sold in over forty countries.

         4.  pQCT - Clinical Systems
         The XCT line of systems brings a unique type of bone densitometer based on pQCT technology to the market. Unlike DXA-based densitometers, pQCT systems permit separate, three-dimensional measurement of cortical and trabecular bone by taking multiple images in a 360-degree rotation around the scanned limb, providing true volumetric density and allowing more precise assessment of biomechanical soundness of the bone. The ability to measure trabecular bone precisely also permits detection over short periods of time of minute changes in bone, indicating changes in metabolic status. The pQCT systems use the same miniaturized low-radiation X-ray source as the pDEXA. The XCT2000 scans the forearm and is marketed to hospitals, clinics and private practices. The XCT3000 can also scan the tibia, the femur and is capable of three-dimensional measurement of the entire femoral neck, providing more precise assessment of hip fractures and monitoring of implants following hip replacements. The XCT3000 is not yet approved for sale in the United States.

         5.  Research Systems
         The Company markets a series of pQCT-based research scanners: the XCT Research SA, the XCT Research A and the XCT3000A, for research involving laboratory animals, and the XCT Microscope, for research in vitro at a maximum resolution of 20 microns. The Company also markets the Sabre, a DXA-based system for research with laboratory animals. The XR36 and the Eclipse can also be used in research to scan animals.

         Other Uses
         The Company recently received FDA approval of a Body Composition Option for its peripheral and traditional DXA-based systems. This option assesses the non-bone tissue determined during the bone density scans and estimates such items as soft tissue mass, fat mass, lean mass, total soft tissue mass, percentage of fat and ratio of total bone mineral content to lean body mass. These measurements are useful to physicians in their management of diseases such as chronic renal failure, anorexia nervosa, excessive obesity, AIDS/HIV and cystic fibrosis. It is also a convenient alternative to hydrostatic weighing and skin fold measurements.

Product Development

         The Company focuses its product development on DXA-based bone densitometry systems. At March 25, 1998, the Company had 14 persons engaged in research and development, six of whom were devoted to software development. Product development work with respect to pQCT-based systems is performed by Stratec.

         The Company has worldwide rights to manufacture and distribute products that may be developed by Vitel, Inc. of Dallas, Texas. Vitel, Inc. has been developing an advanced ultrasound device that uses patented technology. There can be no assurance that it will succeed in producing a commercial unit.

Sales and Marketing

         The Company currently employs eight regional sales managers, including five who cover the United States and three who cover Europe, the Middle East and Asia (other than the Pacific Rim), Latin America and the Pacific Rim. The Company's customers are primarily third party dealers and distributors. The Company also sells directly to end-users in those markets where the Company does not have third party dealers or distributors. The Company typically uses an exclusive dealer or distributor to cover one or more states or a single country. Each Company regional sales manager is responsible for the support and supervision of several dealers and distributors within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. In 1997, the Company opened small sales offices in London, from which the regional manager for Europe, the Middle East and Asia operates, and Singapore, where the regional manager for the Pacific Rim operates. The Company intends to increase its direct U.S. sales force and expand its network of third party dealers and distributors to exploit the large market of gynecologists and primary care physicians.


         In 1997, the Company expanded its marketing department, which presently consists of ten employees. Marketing efforts are focused primarily on supporting the regional sales managers in their management of dealers and distributors, developing and maintaining relationships and joint programs with pharmaceutical companies, managing sales lead generation programs, managing product introductions and new product financing programs.

         The Company sold products in 40 countries in 1997. For a more detailed breakdown of the Company's 1997 sales by geographic territory, see Note 14 to the Company's financial statements included in Item 8 of this Report.

         The Company's peripheral bone densitometers have been used in several programs in conjunction with major pharmaceutical companies, including Merck's National Osteoporosis Risk Assessment (N.O.R.A.) program. Through N.O.R.A., valuable patient demographic and risk factor data from postmenopausal women, age 50 and over, is being collected to gain better understanding of the progression of osteoporosis and associated patient outcomes. The program is expected to include up to 500,000 postmenopausal women and 5,000 physicians within two years. Approximately 50 of the Company's systems were sold to Merck and are being used to provide bone density measurements for women in the program.

         The Company, Metra Biosystems, Inc. and Berlex Laboratories, Inc. are parties to a joint marketing program. Under this program, a family of products for post-menopausal women, including the Company's peripheral bone densitometers, Metra's bone resorption biochemical markers and Berlex's hormone replacement therapy, are being promoted to obstetricians and gynecologists by Berlex's 180 female healthcare sales representatives.

         In 1997, the Company and Wyeth-Ayerst Laboratories conducted a joint marketing program under which the Company supplied pDEXA systems to OB/GYN physician specialists identified by Wyeth-Ayerst. The purpose of the program was to raise awareness of osteoporosis as a treatable and preventable disease and to demonstrate in the physician's office the tools necessary to assess bone mass, monitor bone loss and prescribe proper therapies to treat bone loss. The pDEXA systems were loaned to the physicians for short periods and then moved to other identified physicians.

Manufacturing

         Manufacturing consists primarily of testing of components, final assembly and systems testing. The Company manufactures traditional DXA-based systems for sale worldwide and the pDEXA for sale in North America and Latin America. The Company also manufactures certain pQCT systems for sale in the United States and Canada. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation ("QSR") requirements . The Company's manufacturing facility is located in Fort Atkinson, Wisconsin. Stratec manufactures pDEXA systems for sale outside North America and Latin America and pQCT systems for sale outside the United States and Canada. Stratec's manufacturing facilities are located in Pforzheim, Germany.

         Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Company, Stratec and IMRO have sufficient capacity to supply the Company's product needs for at least the next twelve months.

         Manufacturing processes for the products marketed by the Company are subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. The Company believes that it and Norland Corp. have complied in all material respects with such laws and regulations. There can be no assurance that the Company will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

Customer Support Services

         The Company offers one-year warranties on both the hardware and software included in its systems. The Company provides warranty services to its customers. Any costs incurred by the Company in connection with a Stratec or IMRO warranty are borne by Stratec and IMRO.

         The Company has no obligation to provide any other services to its third party dealers or distributors or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party dealers, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. The Company recently entered into an agreement with OEC Medical Systems, Inc. ("OEC"), pursuant to which OEC will service the Company's DXA-based systems installed in the United States. The Company also offers training at customer locations and the Company's facilities to both end-user customers and third-party dealers.

Distribution Agreements

         Stratec Agreement
         Upon the acquisition of Norland Corp. on September 11, 1997, the Distribution Agreement with Norland Corp. and Stratec was terminated, and the Company entered into a new Distribution Agreement with Stratec containing essentially the same provisions as the prior Distribution Agreement did with respect to Stratec. The Company's Distribution Agreement with Stratec grants the Company exclusive distribution rights for all medical diagnostic devices developed by Stratec. The distribution rights are worldwide, except that Germany is currently excluded. The Company has the option to become the exclusive distributor for Stratec in Germany at any time on 90 days' notice to Stratec. The term of the Distribution Agreement extends until December 31, 2015. At the end of such term or any renewal term, either party may renew the Distribution Agreement for an additional term of five years, provided that the party electing to renew is not in material breach of the Distribution Agreement at the time of renewal.

         The pDEXA was developed jointly by Norland Corp. and Stratec. The Stratec Distribution Agreement gives the Company the right to manufacture pDEXA systems to be sold in North America and Latin America, while Stratec has the right to manufacture the pDEXA for sale outside North America and Latin America. The Company has the right to purchase from Stratec components and parts (other than computer components) used to manufacture the pDEXA. It may also purchase such components and parts from other sources. The Company is also the exclusive manufacturer of all pQCT systems (other than research systems) to be sold in North America, and the Company purchases components and parts (other than computer components) for such systems from Stratec.

         The general pricing provisions of the Stratec Distribution Agreement are as follows. The price at which the Company purchases a system from Stratec for immediate resale is Stratec's Device Cost as defined in the Distribution Agreement plus 50% of the difference between the amount for which the Company sells such system and the Stratec Device Cost. Thus, the gross margin between the Company's selling price and the Stratec Device Cost is allocated 50% to the Company and 50% to Stratec. The Company has certain programs in which certain customers are offered short-term rentals of systems or the ability to use systems on a pay-per-scan basis, in each case with an option to purchase the system. Systems subject to these programs, as well as demonstration systems, are purchased by the Company from Stratec for 150% of Stratec Device Cost. The Stratec Device Cost of a system is the aggregate of the standard costs of the components and parts used in such system plus an allowance for other direct manufacturing costs.

         During December of 1996 and for all of 1997, special pricing provisions were in effect under the Stratec Distribution Agreement and the predecessor Distribution Agreement. The Company paid Stratec an amount equal to the Distributor's Device Cost as defined in the Distribution Agreement. The Distributor's Device Cost of a system is the aggregate of the standard costs of the components and parts used in the system plus the actual labor costs incurred by Stratec in producing the system (subject to a cap) plus an agreed upon markup on the standard costs of all non-computer components used in the system. Stratec was also entitled to receive royalties equal to 5% of the price for which the Company sold any pQCT system manufactured by Stratec. Stratec had the right to terminate these special pricing provisions and reinstate the general pricing provisions described above effective December 31, 1997. Stratec exercised this termination right, and as a result, the general pricing provisions became effective again as of January 1, 1998. The Company has been negotiating with Stratec with respect to possible alternative pricing provisions. However, no new agreement has been reached, and there can be no assurance that the general pricing provisions now in effect will be changed.

         IMRO Distribution Agreement
         The Distribution Agreement with IMRO grants the Company exclusive worldwide distribution rights for all ultrasound devices for bone application developed by IMRO. The Company has the exclusive right to manufacture all such devices to be sold in the United States. The Paris system is not yet approved for sale in the United States. The term of the Distribution Agreement extends until December 31, 2002 or, at the Company's option, the fifth anniversary of the receipt of FDA approval of the Paris for sale in the United States. The term will be automatically renewed for an indefinite number of successive one-year terms unless either party elects to terminate at the end of any such term.

         IMRO will receive a royalty on all devices manufactured and sold by the Company. The price at which the Company purchases a system from IMRO for resale outside the United States is IMRO's Device Cost as defined in the Distribution Agreement plus a percentage of the amount for which the Company sells such system. IMRO's Device Cost of a system is the aggregate of the standard costs of the components and parts used in the system plus the actual labor costs incurred by IMRO in producing the system plus an agreed upon markup on the standard costs of all non-computer components used in the system.

         Schick Agreement
         The Company's Sales Agreement with Schick gives the Company the nonexclusive right to purchase and resell the accuDEXA on an OEM basis. The Sales Agreement has a one-year term commencing December 2, 1997 and will be automatically renewed for successive one-year terms unless either party elects to terminate at the end of any such one-year term.

Competition

         The bone densitometry systems market is highly competitive. Several companies have developed or are developing bone densitometers or other devices that compete or will compete with products marketed by the Company. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with those marketed by the Company, including alternatives to absorptiometry such as ultrasound and in vitro diagnostics. Such competitors may succeed in developing products that are more functional or less costly than those sold by the Company and may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this market.

         The Company's primary competitors for the sale of bone densitometry systems are Hologic, Inc. and Lunar Corporation. These companies have products that compete directly with the products marketed by the Company and have their own manufacturing and research capabilities. There can be no assurance that the Company's competitors will not succeed in continuing to develop and market lower priced or better performing devices comparable to the Company's lines.

         The ultrasound market is particularly competitive. There are approximately 20 other companies, including Hologic and Lunar, that are marketing ultrasound bone assessment systems outside the United States. In addition, Hologic has received FDA approval to market its system in the United States, and one or more of the other companies may also receive FDA approval before the Company receives FDA approval for the Paris system.

         The Company believes the products it markets compete primarily on the basis of price/performance characteristics, accuracy and precision of results, ease and convenience of use, features and functions, quality of service and price. In the small clinic and physician's office market, price, ease of use and convenience are of particular importance. In the hospital and large clinic market, traditional DXA systems are predominant and price is the primary competitive factor among products that provide similar basic capabilities. The Company believes that its DXA-based systems are competitive. In the research market, the range, accuracy and precision of measurements are the principal competitive factors. The Company believes the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional DXA-based technology, at prices competitive with systems using that technology.

Third Party Reimbursement

         The products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who are regulated in the United States by Federal and state authorities and who typically bill and are dependent upon various third party payers, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the Company's products. The Health Care Financing Administration ("HCFA") established new reimbursement codes and recommended reimbursement rates effective January 1, 1998. The average recommended reimbursement rates established by HCFA and currently in effect for central and peripheral DXA bone density examinations are approximately $131 and $41, respectively. Currently, there are no specific reimbursement codes for ultrasound or SXA bone density examinations. There can be no assurance that specific reimbursement codes for these examinations will be established by HCFA. On several occasions, HCFA has effected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

         In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth a national mandate that would require Medicare to cover bone density diagnostic tests utilizing radiologic, radioisotopic, or other procedures approved by the FDA for the purpose of identifying bone mass or detecting bone loss deterioration. This mandate will become effective July 1, 1998.

         In a number of European countries, Japan and several other countries, third party payors provide reimbursement for bone densitometry scans. In Japan, Taiwan and Europe, third party reimbursement for certain procedures has been reduced.

Government Regulation

         The development, testing, manufacturing and marketing of the products marketed by the Company are regulated by the FDA in the United States and by various foreign regulatory agencies. The testing for, preparation of, and subsequent FDA review of required applications is expensive, lengthy and uncertain. Moreover, regulatory approval or clearance, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulations can result in warning letters, civil penalties, refusal to approve or clear new applications or notifications, withdrawal of existing product approvals or clearances, product seizures, injunctions, recalls, operating restrictions, and criminal prosecutions. Delays in receipt of or failure to receive clearances or approvals for new products would adversely affect the marketing of such products and the results of future operations.

         Before any new medical device may be introduced in the United States market, the manufacturer must obtain either premarket clearance through the
Section 510(k) premarket notification process or premarket approval through the lengthier premarket approval application ("PMA") process. All products currently marketed commercially by the Company in the United States are considered Class II medical devices subject to FDA clearance pursuant to the Section 510(k) premarket notification process. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. Pursuant to recently enacted changes in the Federal Food, Drug and Cosmetic Act, the FDA must make a determination whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information are needed to demonstrate substantial equivalence. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

         All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with QSR requirements. The FDA also requires that medical device manufacturers undertake postmarket reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA, unless such promotion is undertaken pursuant to the recently enacted provisions of the Food and Drug Administration Modernization Act of 1997.

         The Company's products also are subject to regulatory requirements for electronic products under the Radiation Control for Health and Safety Act of 1968. The FDA requires that manufacturers of diagnostic x-ray systems comply with certain performance standards, and recordkeeping, reporting, and labeling requirements.

         The Company may export a medical device not approved in the United States to any country without obtaining FDA approval, provided that the device
(i) complies with the laws of that country and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a "listed country." The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and countries in the European Union and the European Economic Area. Export of unapproved devices that would be subject to PMA requirements if marketed in the United States and that do not have marketing authorization in a listed country generally continue to require prior FDA export approval.

         Whether or not FDA approval has been obtained, in some foreign countries marketing authorization must be obtained from regulatory authorities (or third parties authorized by such regulatory authorities) prior to the commencement of marketing of the product in each such country. Requirements governing the conduct of clinical trials and product approvals may vary significantly from country to country. The time required for approval may be longer or shorter than that required for FDA approval. The Company generally relies on its local distributors to obtain any required clearances or undergo any conformity assessment procedures in the countries in which they sell products marketed by the Company. There can be no assurance that the Company will not be required to incur significant costs in the future with respect to compliance with laws and regulations of such countries.

         Effective in June of 1998, bone densitometry systems imported into the European Community must be manufactured in ISO-9001 certified facilities. The Company is in the process of taking the steps required to obtain such certification for its Fort Atkinson facility.

         In addition to the regulatory framework for product approvals, the Company is, and may be subject to, regulation under local, state, federal and foreign law, including requirements regarding occupational safety, clinical and laboratory practices, the use, handling and disposition of radiological materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation. There can be no assurance that the Company will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

Proprietary Rights

         The Company believes that its sales are dependent in part on certain proprietary features of the products it manufactures and/or markets. The Company relies primarily on know-how, trade secrets and trademarks to protect those intellectual property rights and has not sought patent protection for such products. There can be no assurance that these measures will be adequate to protect the rights of the Company. To the extent that intellectual property rights are not adequately protected, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to the trade secrets and know-how related to such products. Further, there can be no assurance that the Company's competitors will not independently develop substantially equivalent or superior technology. The Company is not the subject of any litigation regarding proprietary rights, and the Company believes that the technologies used in its products were developed independently. In addition, the Company's business depends on proprietary information regarding customers and marketing, and there can be no assurance that the Company will be able to protect such information.

Backlog

         Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 1997 and 1996 totaled approximately $3,688,859 and $1,414,348, respectively. The Company's ability to ship products depends on its production capacity and that of Stratec and IMRO. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

Product Liability Insurance

         The Company's business involves the inherent risk of product liability claims. If such claims arise in the future they could have a material adverse impact on the Company. The Company maintains product liability insurance on a "claims made" basis with respect to the products it manufactures in the aggregate amount of $4.0 million, subject to certain deductibles and exclusions. Stratec and IMRO maintain product liability insurance in the aggregate amounts of DM6 million (approximately $3.2 million based on current exchange rates) and Can. $4 million (approximately U.S. $2.8 million based on current exchange rates), respectively, subject to certain deductibles and exclusions. The Company is an additional named insured on the Stratec and IMRO policies. There is no assurance that such coverage will be sufficient to protect the Company from risks to which they may be subject, including product liability claims, or that product liability insurance will be available to the Company at a reasonable cost, if at all, in the future or that insurance maintained by Stratec and IMRO will cover the Company.

Employees

         At March 25, 1998, the Company had 106 employees, of whom 28 were engaged in direct sales and marketing activities and 28 were engaged in manufacturing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations to be excellent.

ITEM 2.  PROPERTIES.

         The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The Company sublets a portion of this office space to SBP Technologies, Inc. ("SBP"). Both the lease and sublease expire on August 31, 2000. The rent is allocated between SBP and the Company on a pro rata basis (based on square footage). Reynald G. Bonmati, President and a Director of the Company, is President and a Director of SBP. Novatech Ventures, L.P., the general partner of which is controlled by Mr. Bonmati, is the majority owner of SBP.

         The Company leases approximately 28,500 square feet of space in Fort Atkinson, Wisconsin. One lease with respect to 18,000 square feet expires on August 31, 2006, and the second lease with respect to the remaining 10,500 square feet expires on June 30, 2002. The Company uses this space for manufacturing, research and development, sales and marketing, customer services, administration and warehousing.

ITEM 3.  LEGAL PROCEEDINGS.

     Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant. This shareholder's class action and derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker and Michael W. Huber (the "Individual Defendants"), NMS BV and the Company. The action relates to the acquisition of Norland Corp. by the Company from the NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees. An agreement in principle was reached to settle the action. The Company delayed its 1997 Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. It was agreed that the terms of the $16,250,000 7% promissory note to be issued as part of the purchase price for Norland Corp. would be modified to provide that if the Company exercises its right to elect to extend the maturity date of such note from five years to up to seven years, the interest rate would be increased by one percentage point at the end of the fifth year and the sixth year rather than by one percentage point every six months as originally agreed. The Company also agreed to use its best efforts to nominate for election to the Board at the 1997 Annual Meeting one nominee with no direct or indirect affiliation with NMS BV, and, with respect to each succeeding Annual Meeting, at least two nominees with no direct or indirect affiliation with NMS BV. Finally, the Company agreed that it would not oppose an application by plaintiff's counsel for an award of counsel fees and expenses of up to $250,000. Such amount would be payable by the Company. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, have filed an objection to the settlement. A hearing in the Delaware Court of Chancery to determine whether the Stipulation of Settlement should be approved is scheduled to be held on June 2, 1998. There can be no assurance that the Stipulation of Settlement will be approved or that, if not approved, the Company's liability will be limited to $250,000.


     Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, Inc., et al. Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove subsidiary, filed suit against the Company and Norland Corp. in the United States District Court for the Central District of California on October 9, 1997. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000 and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligation of the Piccionis and such other former stockholders of Dove to the Company. The defendants have moved to dismiss certain of the Piccionis' claims. These motions are pending before the Court. The Company believes that the Piccionis' action is without merit.

     In addition, in the normal course of business, the Company is named as defendant in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's current executive officers are as follows:



         Name           Age           Position
         ----           ---           --------

Reynald G. Bonmati      50    Chairman of the Board;
                              President; and Treasurer

Kurt W. Streams         36    Vice President, Finance; and
                              Secretary

Lewis N. Harrold        50    Vice President, Product
                              Development; and
                              Assistant Secretary

Ralph G. Theodore       71    Vice President, Operations; and
                              Assistant Secretary

Thomas P. Regan         51    Vice President, Sales

James A. Sperlazza      49    Vice President, Sales


     Mr. Bonmati has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati has served since January 1992 as a Managing Director of NMS BV, the holding company that owns Stratec. He has also served as President and Chairman of the Board of Directors of SBP, an environmental remediation company, since November 1993, as President of Novatech Resource Corporation, a private investment firm, since 1981, and as President of Novatech Management Corporation, a private investment firm, since 1990. Mr. Bonmati received BS and MS degrees from the Institute
National Superieur de Chimie Industrielle, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris.

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

     Mr. Regan has served as Vice President, Sales since January 1994. Prior to 1994, Mr. Regan served as Vice President, U.S. Sales/Marketing of Norland Corp. From December 1988 to January 1991, he was a Director of U.S. Sales and Service for Interspec, Inc., now Advanced Technology Laboratories. From August 1986 to November 1988, he was Vice President, Marketing and Sales of Ultrasonix Company. From February 1981 to December 1986, Mr. Regan was Vice President, Sales of Diasonics, Inc., a medical imaging company providing ultrasound and magnetic resonance imaging products.

     Mr. Sperlazza has served as Vice President, Sales since January 1994. From December 1991 to the present, Mr. Sperlazza has been a partner of Sansper Trading Company, which sells medical devices. From April 1992 to December 1993, Mr. Sperlazza was Vice President, Latin America and Pacific Rim Sales of Ostech B.V., and from February 1992 to March 1992, he was a Vice President of Norland Corp. From January 1986 to February 1992, Mr. Sperlazza was Vice President, Marketing and Vice President, International of Diasonics, Inc.


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

PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1996:


                     High       Low
                     ----       ---

First Quarter    $   19.83 $   13.33
Second Quarter       26.33     18.31
Third Quarter        21.25     12.75
Fourth Quarter       21.25      4.75



PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1997:


                      High     Low
                      ----     ---

First Quarter    $    8.75 $   5.00
Second Quarter       11.00     5.50
Third Quarter        12.38     8.75
Fourth Quarter        9.25     4.50



     As of March 20, 1998, there were approximately 42 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

     The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's current policy is to reinvest earnings in the continued development and operations of its business.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company was formed in December 1993 to market, sell and service a range of diagnostic products that address selected needs in women's healthcare. It began operations in January 1994 as the exclusive distributor throughout much of the world for the bone densitometry products developed and manufactured by Norland Corp. and Stratec. The Company acquired Norland Corp. from NMS BV on September 11, 1997. Stratec is a subsidiary of NMS BV. Certain of the Company's stockholders control NMS BV. The Company has no ownership interest in NMS BV.

     During 1993, Ostech B.V. ("OBV"), a subsidiary of NMS BV, served as exclusive distributor of Norland Corp.'s products for all locations outside the U.S., Canada and Switzerland and of Stratec's products for all locations outside Germany and Switzerland. Some of the former officers and employees of OBV are officers and employees of the Company. OBV's financial information for the period ended December 31, 1993 is presented for comparative purposes. OBV ceased all business activities at the end of 1993.

     The financial data as of December 31, 1997 and 1996 and for the periods ended December 31, 1997, 1996 and 1995 has been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with such financial statements and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included at Item 7 of this Report.


                                 Ostech B.V.                Norland Medical Systems, Inc.
                                -----------    -----------------------------------------------------------
                                                          Year Ended December 31,
                                --------------------------------------------------------------------------
                                      1993           1994           1995        1996(2)(3)       1997(4)
                                ------------    ------------    ------------   ------------   ------------
Statement of Income
  (Loss) Data:
Revenue .....................   $  5,488,095    $ 10,041,548    $ 18,243,808   $ 24,326,134   $ 20,530,376
Cost of revenue .............      4,066,539       6,517,701      12,508,809     15,709,420     12,887,283
One-time distribution
  agreement costs ...........              0       1,922,247               0              0              0
                                ------------    ------------    ------------   ------------   ------------
  Gross profit ..............      1,421,556       1,601,600       5,734,999      8,616,714      7,643,093
Sales and marketing
  expense ...................      1,068,197         973,208       1,651,125      3,756,391      5,635,469
General and administrative
  expense ...................        399,449         526,364         960,368      1,900,598      4,688,132
Research and development
expense .....................              0               0               0        271,917        749,847
In-process research and
development charge ..........              0               0               0              0      7,900,000
Non-recurring charges .......              0               0               0        397,697      9,909,880
                                ------------    ------------    ------------   ------------   ------------
(Loss) income from
  operations ................        (46,090)        102,028       3,123,506      2,290,111    (21,240,235)
Liquidation loss - net ......       (326,007)              0               0              0              0
Interest expense ............        (13,760)         (6,984)              0              0       (383,962)
Interest income .............              0               0         412,983        703,744        345,745
                                ------------    ------------    ------------   ------------   ------------
(Loss) income before taxes ..       (385,857)         95,044       3,536,489      2,993,855    (21,278,452)
Provision (benefit) for taxes             60          27,000       1,436,000      1,216,000     (2,694,447)
                                ------------    ------------    ------------   ------------   ------------
  Net (loss) income .........   $   (385,917)   $     68,044    $  2,100,489   $  1,777,855   $(18,584,005)
                                ------------    ------------    ------------   ------------   ------------
                                ------------    ------------    ------------   ------------   ------------

Earnings per share(1)
  Basic .....................             __    $       0.02   $       0.43    $       0.26         $(2.60)
  Diluted ...................             __            0.02           0.40            0.25          (2.60)

Weighted average number
  of common shares
  outstanding(1):
   Basic ....................             __       3,000,000       4,832,877       6,824,590      7,145,465
   Diluted ..................             __       4,002,000       5,248,184       7,168,871      7,145,465

                                                                      As of December 31,
                                                ----------------------------------------------------------
                                                    1994            1995           1996           1997
                                                ------------    ------------   ------------   ------------
Balance Sheet Data:
Working capital .............                    $    68,044     $20,326,055    $17,522,404    $11,711,364
Total assets ................                      2,751,929      24,706,377     30,115,136     29,378,525
Long-term debt ..............                              0               0              0     14,439,756
Stockholders' equity ........                         68,044      20,520,846     26,107,346      7,610,985



(1) Reflects the 2,000-for-1 split of the Common Stock in June 1995, the three-for-two split of the Common Stock in June 1996, and restatements for the adoption of SFAS No. 128, "Earnings per Share" (see Note 2 to the consolidated financial statements).

(2) As restated (see Note 15 to the consolidated financial statements).

(3) The results of operations of Dove Medical Systems, Inc. have been included from the April 2, 1996 date of acquisition.

(4) The results of operations of Norland Corp. have been included from the September 11, 1997 date of acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

General

         Revenues and costs of revenues for systems and spare parts are generally recognized at the time products are shipped and title passes to the customer. Service revenue is recognized at the time the service is performed. Sales to customers are generally made in U.S. dollars.

         Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec. Under the arrangements with Norland Corp. and Stratec, the margins between their costs of manufacturing the products and the amounts for which the Company sold the products was divided between the Company and the manufacturers as provided in the Company's Distribution Agreement with Norland Corp. and Stratec. On September 11, 1997, the Company acquired Norland Corp. from NMS BV. The $17,500,000 purchase price was paid at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note issued to NMS BV (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note was originally payable on March 11, 1998. The Purchase Note has been amended to provide that such payment will not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The balance is payable on September 11, 2002 with a right on the part of the Company to extend the maturity for up to an additional two years. If the maturity is so extended, the applicable interest rate will be subject to increases during the extension period. The Company may repay the Purchase Note at any time and, except for the $1,250,000 payment referred to above, the Company may make payments of principal by delivering shares of its Common Stock, valued at the average closing price for the five trading days preceding the delivery. The Purchase Note is collateralized by a pledge to NMS BV of all of the stock of Norland Corp. As a result of the acquisition, the Company will receive the entire margin between the cost of Norland Corp. products manufactured after the date of acquisition and the amount for which the Company sells such products. The Company entered into a new
Distribution Agreement with Stratec containing substantially the same provisions with respect to Stratec as the prior Distribution Agreement.

         As a result of the restatement of the Company's financial statements for the year ended December 31, 1996, certain information contained in this item with respect to 1996 has been changed from that which appeared in the Company's Annual Report on Form 10-K for 1996. The financial statements for 1996 have been restated to reflect the fact that a number of fourth quarter transactions that the Company believed to be sales and with respect to which it recognized revenue were determined not to constitute sales for purposes of revenue recognition.

Result of Operations

         The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of revenue:


                                               Years Ended December 31,
                                         ------------------------------------
                                         1997            1996           1995
                                         ----            ----           ----
Revenue..............................    100.0%          100.0%        100.0%
Cost of revenue......................     62.8            64.6          68.6
                                        ------           -----         -----
  Gross profit.......................     37.2            35.4          31.4

Sales and marketing expense..........     27.4            15.4           9.1
General and administrative expense...     22.8             7.8           5.3
Research and development expense.....      3.7             1.1           0.0
In-process research and development
 charge..............................     38.5             0.0           0.0
Non-recurring charges................     48.3             1.6           0.0
                                        ------         -------           ---
  (Loss) income from operations......   (103.5)            9.5          17.0
 Interest income.....................      1.7             2.9           2.3
 Interest expense....................      1.9             0.0           0.0
                                        ------         -------           ---
  (Loss) income before income
   taxes.............................   (103.7)           12.4          19.3
(Benefit) provision for income
 taxes...............................    (13.1)            5.0           7.8
                                         -----            ----          -----
  Net (loss) income..................    (90.6)            7.4          11.5
                                         -----             ---          ----




         The Company's Year Ended December 31, 1997 Compared to Its Year Ended December 31, 1996.

         Revenue for 1997 decreased $3,795,758 (15.6%) to $20,530,376 from
$24,326,134 for 1996. The decrease was largely the result of significantly decreased sales in the Pacific Rim and Japan in particular, offset by increased sales in Europe, Latin America and the United States. Sales in Japan continued to decline due in part to increased competition from ultrasound and other systems and to reductions in reimbursement for certain densitometry tests in Japan. Sales in the United States and Japan represented 71.5% and 1.1%, respectively, of total revenue for 1997 and 52.0% and 22.4% respectively, of total revenue for 1996. Sales of complete bone densitometry systems represented 89.7% and 93.8% of total revenue for 1997 and 1996, respectively. Sales of parts and services and rental income comprised the balance of revenues for both years. Sales in the United States have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996, HCFA announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. The Company reduced the price of its pDEXA peripheral systems in the fourth quarter of 1996, and since that time, the mix of the Company's product revenue has changed. A majority of the Company's revenue in 1997 was derived from sales of the larger Eclipse and XR36 central systems for which the Medicare reimbursement rate was not significantly reduced, while a majority of the Company's 1996 revenue was derived from sales of peripheral systems. In June 1997, HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for the central systems. The proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the rates for both central and peripheral systems were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Revenues and the mix of products sold are expected to continue to be influenced by the reimbursement amounts and by the degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

         Cost of revenue as a percentage of revenue was 62.8% and 64.6% for 1997 and 1996, respectively, resulting in a gross margin of 37.2% for 1997 compared to 35.4% for 1996. The increase in gross margin is primarily attributed to the impact of reductions in the prices at which the Company purchased systems from Norland Corp. and Stratec which became effective during the fourth quarter of 1996. As a result of the Company's acquisition of Norland Corp. on September 11, 1997, the Company will receive the entire margin on systems manufactured by Norland Corp. after the acquisition date. The 1997 gross margin was adversely affected by a $1,480,000 charge for an increased inventory reserve and write-off of demonstration inventory with no future value, which is included in cost of revenue.

         Sales and marketing expense increased $1,879,078 (50.0%) to $5,635,469 for 1997 from $3,756,391 for 1996, and increased as a percentage of revenue to 27.4% from 15.4%. The increases were primarily due to increased expenses of new sales and marketing personnel, the cost of expanded marketing efforts, and increased expenses related to customer service. The infrastructure required for the Company's sales efforts in the United States carries with it a relatively higher expense level than that which has been applicable to the Company's sales efforts in the Pacific Rim, Europe and Latin America.

         General and administrative expense increased $2,787,534 (146.7%) to $4,688,132 for 1997 from $1,900,598 for 1996 and increased as a percentage of revenue to 22.8% from 7.8%. The largest component of the increase was a $1,850,000 charge for doubtful accounts receivable. This charge related primarily to receivables of the Company's Dove subsidiary, whose facility was closed in 1997, and of two customers of the Company with significant receivables for which collection has become highly questionable. Other factors contributing to the increases included expenses of new personnel, increased expenses of existing personnel and professional fees, and general and administrative expenses of Norland Corp. following the Company's acquisition of Norland Corp. on September 11, 1997.

         Research and development expense increased $477,930 (175.8%) to $749,847 for 1997 from $271,917 for 1996, and also increased as a percentage of revenue to 3.7% from 1.1%. The increases are primarily the result of the inclusion of the research and development expenses of Norland Corp. following the September 11, 1997 acquisition of Norland Corp.

         The increases in expense as a percentage of 1997 revenues referred to in the three preceding paragraphs are also attributable to the Company's reduced revenues in 1997.

         The Company recognized non-recurring charges of $17,809,880 in 1997. At the time of the acquisition of Norland Corp., certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed. With the acquisition of Norland Corp., management determined that the Company's inventory of bone densitometers used for demonstration and customer service purposes had no future value and recognized a $1,460,375 non-recurring charge for their write-off. In response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove subsidiary and recorded a $8,348,000 write-off related to the value of inventories, fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value of such assets. In August 1997, the Company acquired distribution rights to the ultrasound product developed by IMRO and recorded a $101,505 non-recurring charge for costs incurred in connection with the selection of an ultrasound product.

         Interest expense of $383,962 for 1997 represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. on September 11, 1997. Interest income in 1997 and 1996 consisted primarily of interest earned on the Company's cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in 1997 as compared to 1996 reflects reduced interest income resulting from the Company's reduced cash position.

         The income tax benefit as a percentage of loss before income taxes was 12.7% for the year ended December 31, 1997, as compared to a provision for income taxes of 40.6% for the same period in 1996. The effective rate of 12.7% for 1997 was principally a result of the nondeductibility of both the write-off of in-process research and development as part of the acquisition of Norland Corp. and the write-off of goodwill in connection with the closing of the Dove facility.


         Net deferred tax assets were $3,018,293 at December 31, 1997, an increase of $2,736,293 from deferred tax assets at December 31, 1996, primarily as a result of the write off of demonstration inventory and increases in excess inventory reserves, allowance for doubtful accounts and net operating loss carryforwards. A portion of the deferred tax assets can be realized through carryback and reversals of existing taxable temporary differences with the remainder dependent on future income. Management believes that based on the Company's history of operating earnings, exclusive of the nonrecurring charges in 1997, and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

         The Company had a net loss of $18,584,005 for 1997 compared to net income of $1,777,855 for 1996. The decrease was due primarily to the factors discussed above.

         The Company's Year Ended December 31, 1996 Compared to Its Year Ended December 31, 1995.

         Revenue for 1996 increased $6,082,326 (33.3%) to $24,326,134 from
$18,243,808 for 1995. The increase was largely a result of increased sales of pDEXA systems in the United States following its introduction in the fourth quarter of 1995, increased sales of the Company's other products and sales by Dove (which was acquired by the Company on April 2, 1996). Sales of pDEXA systems in Japan declined due in part to increased competition, reductions in reimbursement for certain densitometry tests in Japan and operational difficulties experienced earlier in 1996 with pDEXA units installed in Japan and the southeastern United States related to the effects of humidity on one component. Sales in the United States and Japan represented 52.1% and 22.4%, respectively, of total revenue for 1996 and 6% and 68% respectively, of total revenue for 1995. Sales of complete bone densitometry systems represented 93.8% and 95% of total revenue for 1996 and 1995, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods. Revenues were adversely affected in the fourth quarter of 1996 by the reduction in the Medicare reimbursement rate for peripheral bone densitometry tests announced in November 1996. The mix of products sold changed in that the majority of the Company's revenues for such quarter were derived from sales of the larger Eclipse and XR36 systems that scan the hip and spine and for which the Medicare reimbursement rate was not significantly decreased, as compared to the pDEXA system that performs peripheral bone densitometry tests.

         Cost of revenue as a percentage of revenue was 64.6% and 68.6% for 1996 and 1995, respectively, resulting in a gross margin of 35.4% for 1996 compared to 31.4% for 1995. The increase in gross margin is attributed to the product mix in 1996 which consisted of a relatively greater proportion of revenues from higher margin products such as the pDEXA when sold directly by the Company to customers in the United States. During 1996, in an effort to further increase system sales volume in the United States, the Company established a network of third party dealers. Since then, most sales of pDEXA and traditional DXA systems have been made through such dealers. Such sales are at lower gross margins than sales made directly by the Company to end-users. Sales of OsteoAnalyzer systems manufactured by Dove, for which the Company received the entire margin between the manufacturer's cost and the Company's sale price, also contributed to the increase in the Company's gross margins. A portion of the margins on the Company's other products was paid to Norland Corp. and Stratec. Amended pricing provisions were implemented during the fourth quarter of 1996 under the Company's Distribution Agreement with Norland Corp. and Stratec, which had the effect of decreasing the Company's cost of purchasing systems and increasing its gross margins.

         Sales and marketing expense increased $2,105,266 (127.5%) to $3,756,391 for 1996 from $1,651,125 for 1995, and increased as a percentage of revenue to 15.4% from 9.1%. The increases were primarily due to increased salaries and commissions related to increased sales staff and sales volume, increased expenses related to customer service, marketing expenses related to penetration of the United States market, and inclusion of the sales and marketing expenses of Dove for the last three quarters of 1996.

         General and administrative expense (before the stock offering charge referred to below) increased $940,230 (97.9%) to $1,900,598 for 1996 from $960,368 for 1995 and increased as a percentage of revenue to 7.8% from 5.3%. These increases were primarily due to increased expenses of new and existing personnel; to legal, accounting and other expenses attributable to the Company having been a public company for all of 1996 and to increased levels of business; and to the inclusion of Dove's operations for the last three quarters of 1996, including $267,127 of amortization expense related to goodwill established in connection with the acquisition. In the quarter ended September 30, 1996, the Company also recognized a $397,697 charge for the expenses incurred in connection with the Company's stock offering that was withdrawn in August 1996 as a result of the general stock market decline and the decline in the price of the Company's Common Stock.

         Research and development expense was $271,917 in 1996. The Company had no direct research and development expense in 1995, since all research and development work was performed by Norland Corp. and Stratec, the developers and manufacturers of the products marketed by the Company. In 1996, the Company began to develop an internal research and development capability headed by a Vice President for Product Development. The 1996 figure also includes research and development expenses at Dove for the period following its acquisition by the Company in April of that year.

         Other income in 1996 and 1995 consisted primarily of interest earned on the proceeds of the Company's initial public offering and on other cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers.

         The provision for taxes for 1996 decreased by $220,000 (15.3%) to $1,216,000 from $1,436,000 for 1995. The Company has provided for income taxes at its current effective tax rate of 40.6% for both 1996 and 1995. The decrease in the provision for income taxes was entirely due to the relative change in income before taxes. The Company recorded deferred tax assets of $282,000 for the year ended December 31, 1996 as a result of recognizing certain revenue for tax purposes prior to recognition in the financial statements. Management expects that it is more likely than not that the deferred tax asset will be realized.

         The Company had net income of $1,777,855 for 1996 compared to net income of $2,100,489 for 1995, a decrease of $322,634 (15.4%). The decrease was due primarily to the factors discussed above.

         Liquidity and Capital Resources

         At December 31, 1997, the Company had cash of $3,082,202. At December 31, 1996, the Company had cash of $8,133,458 and a $1,949,039 investment in U.S. Treasury bills. The Treasury bills were reduced to cash in 1997. The decrease in cash in 1997 is attributable to several factors. The Company paid for significant amounts of inventory in 1997, and at year end, a significant amount of the Company's products were either held in finished goods inventory or had been sold to customers but not paid for by the customers. The amounts held in finished goods inventory include products subject to a number of transactions that the Company treated as sales that were determined not to constitute sales for revenue recognition purposes. Finished goods subject to such transactions having an aggregate cost of $3,392,373 had not been sold by December 31, 1997 and are carried in inventory. Accounts receivable at December 31, 1997 were $6.2 million as compared to $8.2 million at December 31, 1996. However, taking into account the $1,850,000 charge for doubtful accounts receivable taken in 1997, gross accounts receivable at December 31, 1997 and 1996 were virtually identical. In light of the reduced sales in 1997, accounts receivable were relatively higher at the end of 1997 than at the end of 1996. The decrease in cash in 1997 is also attributable to the costs related to the Norland Corp. acquisition, including the $1,250,000 payment made at closing.

         Property and equipment as of December 31, 1997 consisted of leasehold improvements, computer and telephone equipment, a management information system, office furniture and tooling for the products manufactured by the Company. At the present time, except for additional tooling, no significant expenditures for additional equipment or systems are planned for 1998.

         As indicated above, the Purchase Note issued as part of the purchase price for Norland Corp. has been amended to provide that the $1,250,000 principal payment originally due on March 11, 1998 will not be payable until such time as the Company receives at least $2,000,000 from a debt or equity financing. Depending on when such principal payment is made, interest payments on the Purchase Note will range from approximately $285,000 to $265,000 per quarter. As a result of the acquisition, the Company will receive the entire margin on systems manufactured by Norland Corp. after the acquisition and is responsible for financing manufacturing and research and development on the Norland Corp. product lines.

         The Company had an income tax receivable at December 31, 1997 of $1,774,314 that is collectible in 1998.

         The Company plans to fund its ongoing operations from its cash position and cash flow from operations. In order to increase its cash flow, the Company will seek to stimulate sales and reduce its inventory levels. Since the Company has already paid suppliers for most of its inventory, the bulk of the sale proceeds will be retained by the Company, thereby increasing liquidity. The Company is also focusing its efforts improving the aging of its accounts receivable. To do so, the Company plans to implement higher credit standards for its customers and to emphasize the receipt of down payments from customers at the time their purchase orders are received. The Company also plans to be more aggressive in seeking to collect outstanding receivables.

         The Company also plans to seek one or more debt or equity financings to increase its working capital and net tangible assets. The Company does not have a commitment for any such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

         Readiness for Year 2000

         The Company has completed an assessment of its systems to determine the extent of the work needed to ensure Year 2000 compliance. A plan has been developed and is being implemented to test and verify Year 2000 compliance, including making necessary modifications, for all systems and processes. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not be material to its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX
                                    -------



                                                                  Page
                                                                  ----
Report of Independent Accountants                                  28

Financial Statements:

    Consolidated Balance Sheets as of December 31, 1997 and
       1996                                                        29

    Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                            30

    Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1997, 1996 and 1995        31

    Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                            32

    Notes to Consolidated Financial Statements                     34

Financial Statement Schedule:

    Valuation and Qualifying Accounts                              49


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Norland Medical Systems, Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Norland Medical Systems, Inc. (formerly Ostech, Inc.) listed in the index on page 27 of this Form 10-K (which consolidated financial statements for 1996 have been restated, as described in Note 15). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.


New York, New York
March 31, 1998

                          NORLAND MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                                    ------------

                                     ASSETS

                                                       1997            1996
                                                   -----------     -----------
Current assets:
 Cash and cash equivalents                          $3,082,202      $8,133,468
 Investment                                                 --       1,949,039
 Accounts receivable - trade, less
  allowance for doubtful
  accounts of $2,200,000 and $221,000 at
  December 31, 1997 and 1996,
  respectively                                       6,165,467       8,187,097
 Income taxes receivable                             1,774,314         794,285
 Inventories, net                                    5,163,682       1,202,014
 Officers' loans receivable                             86,504         581,704
 Current portion of loan
 receivable -- affiliate                                    --          38,685
 Prepaid expenses and other current assets             207,221         361,902
 Deferred income taxes                               2,559,758         282,000
                                                   -----------     -----------
     Total current assets                           19,039,148      21,530,194
                                                   -----------     -----------

Demonstration systems inventory, net                    67,594       1,234,848
Investment in Vitel, Inc.                              260,000         260,000
Property and equipment, net                            807,572         406,375
Loan receivable - affiliate                                 --         251,100
Deferred income taxes                                  458,535              --
Intangible assets,  net                              8,745,676       6,432,619
                                                   -----------     -----------
     Total assets                                  $29,378,525     $30,115,136
                                                   -----------     -----------
                                                   -----------     -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of note payable                    $1,122,788     $        --
 Accounts payable - related parties                    584,779       2,934,943
 Accounts payable - trade                            2,021,904          81,416
 Accrued expenses                                    2,208,313         943,581
 Accrued warranty expense                              890,000              --
 Customer deposits                                     500,000          47,850
                                                   -----------     -----------
     Total current liabilities                       7,327,784       4,007,790
                                                   -----------     -----------

Note payable, net of discount                       14,439,756              --

Commitments and contingencies                               --              --

Stockholders' equity
Common stock, par value of $0.0005 per share -
  20,000,000 shares authorized, 7,162,531
  and 6,904,781 shares issued
  and outstanding at the respective dates                3,580           3,452
Additional paid-in capital                          22,245,686      22,158,170
Retained earnings (accumulated deficit)            (14,638,281)      3,945,724
                                                   -----------     -----------
Total stockholders' equity                           7,610,985      26,107,346
                                                   -----------     -----------

Total liabilities and stockholders' equity         $29,378,525     $30,115,136
                                                   -----------     -----------
                                                   -----------     -----------


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         NORLAND MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             for the years ended December 31, 1997, 1996 and 1995

                                   ----------


                                                                      1997            1996           1995
                                                                  ------------    ------------   ------------
Revenue (including sales to affiliates of $349,483,
  $562,108 and $889,982 in 1997, 1996 and 1995,
  respectively) ...............................................   $ 20,530,376    $ 24,326,134   $ 18,243,808
Cost of revenue ...............................................     12,887,283      15,709,420     12,508,809
                                                                  ------------    ------------   ------------
  Gross profit ................................................      7,643,093       8,616,714      5,734,999


Sales and marketing expense ...................................      5,635,469       3,756,391      1,651,125
General and administrative expense (including an
  overhead charge from an affiliate of $7,800, $33,136
  and $22,360 in 1997, 1996 and, 1995, respectively) ..........      4,688,132       1,900,598        960,368
Research and development expense ..............................        749,847         271,917           --
In-process research and development charge ....................      7,900,000            --             --
Non-recurring charges .........................................      9,909,880         397,697           --
                                                                  ------------    ------------   ------------
  Operating (loss) income .....................................    (21,240,235)      2,290,111      3,123,506

Other income (expense):
  Interest income .............................................        345,745         703,744        412,983
  Interest expense ............................................       (383,962)           --             --
                                                                  ------------    ------------   ------------
                                                                       (38,217)        703,744        412,983
                                                                  ------------    ------------   ------------
  (Loss) income before income taxes ...........................    (21,278,452)      2,993,855      3,536,489


(Benefit) provision  for income taxes .........................     (2,694,447)      1,216,000      1,436,000
                                                                  ------------    ------------   ------------

  Net (loss) income ...........................................   $(18,584,005)   $  1,777,855   $  2,100,489
                                                                  ------------    ------------   ------------
                                                                  ------------    ------------   ------------

Weighted average number of common and
  common equivalent shares:
  Basic .......................................................      7,145,465       6,824,590      4,832,877
  Diluted .....................................................      7,145,465       7,168,871      5,248,184

(Loss) earnings per share:
  Basic .......................................................         $(2.60)          $0.26          $0.43
  Diluted .....................................................          (2.60)           0.25           0.40


                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                         NORLAND MEDICAL SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995

                                   ----------




                                                                                                                           Retained
                                                                                           Additional                      Earnings
                                                                                 Common    Paid-In          Stock       (Accumulated
                                                          Total      Shares      Stock     Capital       Subscriptions     Deficit)

                                                        ------------ ---------  --------  ------------   -------------  ------------
Issuance of 1,000 shares of  common stock               $          -     1,000   $    10    $      990     $    (1,000) $         -
2,000-for-1 stock split on  June 2, 1995                           - 1,999,000       990          (990)              -            -
3-for-2 stock split on June 14, 1996                               - 1,000,000       500             -               -         (500)
Net income                                                    68,044         -         -             -               -       68,044
                                                        ------------ ---------  --------  ------------   -------------  ------------
Balance as of December 31, 1994                               68,044 3,000,000     1,500             -          (1,000)      67,544

Proceeds from common stock subscription                        1,000         -         -             -           1,000            -
Issuance of 2,000,000 shares of common stock on
    August 2, 1995, net of costs and expenses directly
    related to the offering                               18,351,313 2,000,000     1,000    18,350,313               -            -
3-for-2 stock split on June 14, 1996                               - 1,000,000       500          (500)              -            -
Net income                                                 2,100,489         -         -             -               -    2,100,489
                                                        ------------ ---------  --------  ------------   -------------  ------------
Balance as of December 31, 1995                          $20,520,846 6,000,000    $3,000   $18,349,813      $        -  $ 2,168,033

Issuance of shares for stock options exercised                   292   743,250       371           (79)              -            -
Issuance of shares to acquire Dove Medical Systems         3,311,519   161,538        81     3,311,438               -            -
Cost and expenses directly related to stock offering         (3,002)         -         -        (3,002)              -            -
Cash paid in lieu of fractional shares on 3-for-2 split
  on June 14, 1996                                              (164)       (7)        -             -               -         (164)
Tax benefit related to stock options                         500,000         -         -       500,000               -            -
Net income                                                 1,777,855         -         -             -               -    1,777,855
                                                        ------------ ---------  --------  ------------   -------------  ------------
Balance as of December 31, 1996                          $26,107,346 6,904,781    $3,452   $22,158,170      $        -  $ 3,945,724

Issuance of shares for stock options exercised                37,644   257,750       128        37,516               -            -
Tax benefit related to stock options                          50,000         -         -        50,000               -            -
Net loss                                                 (18,584,005)        -         -             -               -  (18,584,005)
                                                        ------------ ---------  --------  ------------   -------------  ------------
Balance as of December 31, 1997                         $  7,610,985 7,162,531    $3,580   $22,245,686     $         - $(14,638,281)
                                                        ------------ ---------  --------  ------------   -------------  ------------
                                                        ------------ ---------  --------  ------------   -------------  ------------




                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                         NORLAND MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                   ----------




                                                     1997            1996            1995
                                                 ------------    ------------    ------------
Cash flows from operating activities:
 Net (loss) income ...........................   $(18,584,005)   $  1,777,855    $  2,100,489
                                                 ------------    ------------    ------------
 Adjustments to reconcile net income to net
 cash used in operating activities:
   In-process research and development
    charge ...................................      7,900,000              --              --
   Non-recurring charges .....................      9,909,880         397,697              --
   Provision for doubtful accounts ...........      1,979,000          70,000         150,000
   Deferred income taxes .....................     (2,136,878)       (282,000)             --
   Amortization expense ......................        654,449         343,666          17,415
   Depreciation expense ......................        158,307          59,276              --
   Gain on sale of investment ................        (47,365)             --              --
   Inventory write-off/obsolescence expense ..      1,480,000          30,000              --
   Changes in assets and liabilities, net
    of businesses acquired:
     Accounts receivable .....................         42,630      (3,551,403)     (2,849,826)
     Inventories .............................     (3,215,564)     (1,561,237)       (815,899)
     Prepaid expenses and other current
      assets .................................        182,443        (673,396)        (47,639)
     Accounts payable ........................     (1,416,163)        373,589       1,096,022
     Accrued expenses ........................        339,556         434,245         314,276
     Income taxes ............................       (663,593)     (1,599,322)      1,278,037
     Customer deposits .......................        452,150          (6,314)        (83,336)
                                                 ------------    ------------    ------------
       Total adjustments......................     15,618,852      (5,965,199)       (940,150)
                                                 ------------    ------------    ------------
       Net cash (used in) provided by
        operating activities .................     (2,965,153)     (4,187,344)      1,160,339
                                                 ------------    ------------    ------------

Cash flows from investing activities:
 Purchase of Norland Corporation, net of cash
  acquired ...................................     (1,852,510)             --              --
 Payment for purchase of stock and certain
  intangible assets of Dove Medical Systems,
  net of cash acquired .......................             --      (3,432,937)             --
 Investment in Vitel, Inc. ...................             --        (260,000)             --
 Purchases of property and equipment .........       (284,917)       (430,233)             --
 Loans to officers ...........................     (1,909,573)     (1,099,211)             --
 Repayment of loans to officers ..............      2,404,773         517,507              --
 Purchase of investment ......................             --      (1,949,039)             --
 Sale of investment ..........................      1,996,403              --              --
 Loans and advances to affiliate .............     (2,509,979)       (241,266)        (48,519)
 Repayment of loan to affiliate ..............         32,046              --              --
                                                 ------------    ------------    ------------
       Net cash used in investing
        activities ...........................     (2,123,757)     (6,895,179)        (48,519)
                                                 ------------    ------------    ------------

Cash flows from financing activities:
 Proceeds from stock options exercised .......         37,644             292              --
 Costs and expenses of issuing common stock ..             --          (3,002)             --
 Cash paid for fractional shares .............             --            (164)             --
 Proceeds from issuance of common stock, net .             --              --      18,351,313
 Proceeds from common stock subscriptions ....             --              --           1,000
 Notes payable to stockholders ...............             --              --        (750,000)
 Stockholder advances ........................             --              --         (50,000)
                                                 ------------    ------------    ------------
       Net cash provided by (used in)
         financing activities ................         37,644          (2,874)     17,552,313
                                                 ------------    ------------    ------------

Net (decrease) increase in cash ..............     (5,051,266)    (11,085,397)     18,664,133

Cash and cash equivalents at beginning of year      8,133,468      19,218,865         554,732
                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year .....   $  3,082,202    $  8,133,468    $ 19,218,865
                                                 ------------    ------------    ------------
                                                 ------------    ------------    ------------



                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                         NORLAND MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                   ----------




Noncash investing and financing activities:

On April 2, 1996, the Company purchased all of the outstanding shares of Dove Medical Systems and certain intangible assets for $3,600,000 in cash and 161,538 shares of Company common stock valued at $3,311,529. In conjunction with the acquisition, the Company assumed $325,774 in liabilities (see Note 8).

On September 11, 1997, the Company issued a $15,522,461 note payable (net of discount) as part of the purchase price for Norland Corporation (see Note 8).

Cash paid for:



                  1997         1996         1995
               ----------   ----------   ----------
Income taxes   $  201,830   $3,097,332   $  157,963
               ----------   ----------   ----------
               ----------   ----------   ----------

Interest       $   90,880   $        0   $   10,342
               ----------   ----------   ----------
               ----------   ----------   ----------




                     The accompanying notes are an integral
                  part of the consolidated financial statements.

                         NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The Company:

Norland Medical Systems, Inc. ("NMS" or the "Company") develops, manufactures, markets, sells, distributes and services a broad range of bone densitometry systems which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to individual practitioners, hospitals, clinics, research institutions and pharmaceutical companies.

NMS was incorporated on December 21, 1993 as Ostech, Inc. and commenced operations January 1, 1994 as the exclusive marketer and distributor of certain medical products and technologies of Norland Corporation (U.S.) ("Norland Corp.") and Stratec Medizintechnik GmbH (Germany) ("Stratec").

Stratec is a wholly-owned subsidiary of Norland Medical Systems B.V. (Netherlands) ("NMS BV"). Certain shareholders of NMS are direct or indirect shareholders of NMS BV and own more than 90% of that company.

On September 11, 1997, the Company acquired Norland Corp. from NMS BV. On April 2, 1996, the Company acquired Dove Medical Systems (U.S.) ("Dove"), a manufacturer of low-cost bone densitometry systems. The Company's other subsidiary, IMRO Medical Systems, Inc. (U.S.) ("IMRO"), holds certain manufacturing and worldwide distribution rights with respect to certain ultrasound devices for bone applications.

2. Summary of Significant Accounting Policies:

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Revenue and Cost Recognition

The Company primarily sells its products through third party dealers and distributors. Revenue is generally recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded.

Prior to the acquisition of Norland Corp., NMS purchased products from Norland Corp. and Stratec (the "manufacturers") on the basis of sales orders in hand. NMS was invoiced by the manufacturers when the product was shipped. After the acquisition, these arrangements have been continued with respect to Stratec. Management believes the gross profit recognized by NMS on products purchased from the manufacturers materially approximates that which would have been realized had the Company used unaffiliated suppliers.

The Company offers one-year warranties on both hardware and software. The provision for product warranties represents an estimate for future claims arising under the terms of the Company's various product warranties. The estimated future claims are accrued at the time of sale. Stratec offers the same warranties with respect to its products. The Company provides warranty services on behalf of Stratec. The Company invoices Stratec for the costs of performing such warranty services.

The Company has no obligations to provide any other services to any of its third party dealers or distributors or their customers.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of three months or less.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Stock-based Compensation

Stock-based compensation related to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Stock-based compensation related to non-employees is not material. Pro forma net (loss) income and related share data as required under SFAS No. 123, "Accounting for Stock-Based Compensation", has been presented in Note 10.

Investments

Investments at December 31, 1996 consisted of a short-term debt security issued by the U.S. Treasury Department. The Company classified such debt security as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accredited over the life of the related security as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

The Company also has a minority interest in Vitel, Inc. (U.S.) that is accounted for as a long-term investment according to the cost method.

Inventory

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

Intangible Assets

Intangible assets primarily includes goodwill, net which amounted to $8,745,676 and $3,183,961 at December 31, 1997 and 1996, respectively, and is being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill was $180,169 and $124,050 at December 31, 1997 and 1996, respectively. Also included in intangible assets at December 31, 1996 was a patent and other assets of Dove amounting to $3,248,658 net of accumulated amortization of $143,077. All intangible assets relating to Dove were written off in 1997 (see Note 4).

Management evaluates on an ongoing basis whether events or changes in circumstances exist that would indicate the carrying value of the Company's intangible assets may not be recoverable. Should there be an indication of impairment in the value of its intangible assets, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition and recognize a specific provision against such assets if the aggregate nominal estimated future cash flows are less than the carrying value of the assets. In considering whether events or changes in circumstances exist, management assesses several factors, including a significant change in the extent or manner in which the assets are used, a significant adverse change in legal factors or in the business climate that could affect the value of the assets, an adverse action or assessment of a regulator, and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with such assets.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital.

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

Earnings (Loss) per Share

Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic and diluted earnings per share replaces primary and fully diluted earnings per share, respectively. Basic per share figures are computed using the weighted average number of common shares outstanding. Diluted per share figures are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method. Per share figures have been restated to reflect the provisions of SFAS No. 128 for all periods presented.

The calculations of per share results for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                      1997            1996            1995
                                                  ------------     -----------    -----------
Numerator:
(Loss) income available to common
 stockholders .................................   $(18,584,005)    $ 1,777,855    $ 2,100,489

Denominator:
Basic weighted average shares outstanding .....      7,145,465       6,824,590      4,832,877
Effect of dilutive stock options...............             --         344,281        415,307
Diluted weighted average shares outstanding ...      7,145,465       7,168,875      5,248,184

Basic (loss) earnings per share ...............         $(2.60)          $0.26          $0.43
Diluted (loss) earnings per share .............          (2.60)           0.25           0.40




Options to purchase 485,356 and 202,500 shares of common stock were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common shares.

Concentration of Credit Risk

The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each country. At December 31, 1997, two customers represented 15% and 10%, respectively, of the total outstanding trade receivables, and at December 31, 1996, one customer represented 18% of the total outstanding accounts receivable.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates.

Management is currently in the process of seeking one or more equity or debt financing arrangements to improve its financial flexibility. The Company estimates that through enhanced accounts receivable and inventory management, such financing arrangements will not be required to fund its operating activities in the near term.

Foreign Exchange Exposure

The Company's purchases and sales of products and services are made primarily in U.S. dollars. As a result, the Company has minimal exposure to foreign exchange risk in the short-term. However, a portion of the Company's products are supplied by Stratec and sold along with Norland Corp. products into foreign markets. Any significant and lasting change in the exchange rates between the U.S. dollar and the currencies of those countries could have a material effect on both the costs and sales of those products and services.

Reclassification

Certain information in 1996 and 1995 has been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

SFAS No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components be reported in the financial statements. The Company is required to adopt this standard in 1998 and is currently evaluating this standard.

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" requires that publicly traded companies report financial and descriptive information about its reportable operating segments. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

3.  Distribution Agreement:

Prior to the acquisition of Norland Corp., the Company was party to an exclusive distribution agreement with Norland Corp. and Stratec which extended until December 31, 2015. The original pricing formula in the agreement was such that the margin retained by NMS was equal to one-half of the difference between the price at which the product was sold to the distributor or end user and the direct cost of material, parts and labor of Norland Corp. or Stratec. This agreement was subject to renewal for an indefinite number of successive five-year terms and contained no purchase obligation on the part of NMS. Under this agreement, the Company could not distribute devices manufactured by any non-affiliate of the Company which competed directly with the devices obtained from the manufacturers (except for devices using ultrasound technology).

The distribution agreement was amended in 1996 to change the pricing formula. The amended pricing formula became effective as of October 1, 1996 with respect to Norland Corp. products and as of December 1, 1996 with respect to Stratec products. Under the amended pricing formula, NMS paid Norland Corp. and Stratec an amount for each system equal to the aggregate costs of the components and parts used in the system plus the actual labor costs plus an agreed upon markup on the costs of all non-computer components. The manufacturers were also entitled to receive royalties equal to 5% of the price for which NMS sold certain devices. In the case of Norland Corp., the royalty applied to all new systems manufactured by Norland Corp. (i.e., any system other than the pDEXA, the Eclipse and the XR-36). In the case of Stratec, the royalty applied to any system manufactured by Stratec which uses pQCT technology. If the aggregate amount payable by NMS to the manufacturers for a year under the amended pricing formula would exceed the aggregate amount payable under the original pricing formula, then the original pricing formula would apply. The amended pricing formula was to be in effect until December 31, 1997, subject to automatic renewal with respect to each manufacturer for successive one year periods, unless such manufacturer elected to terminate the amended pricing formula effective on December 31 of any year by notice given to NMS not less than 90 nor more than 180 days prior to the end of such year.

Upon the completion of the acquisition of Norland Corp. by NMS on September 11, 1997, the distribution agreement with Norland Corp. and Stratec was terminated, and NMS entered into a new distribution agreement with Stratec containing essentially the same provisions (including pricing and term of the agreement) as the prior distribution agreement did with respect to Stratec and Stratec products. Stratec has exercised its right to terminate the amended pricing formula as of December 31, 1997 and reinstate the original pricing formula.

4.    Non-Recurring and Other Charges:

The Company recognized non-recurring charges of $17,809,880 and $397,697 in 1997 and 1996, respectively. At the time of the acquisition of Norland Corp., certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed (see Note
8). With the acquisition of Norland Corp., including its ongoing research and development projects, management determined that the Company's inventory of certain bone densitometers used for demonstration and customer service purposes had no future value and recognized a $1,460,375 non-recurring charge ($1,080,801 was reflected in long-term demonstration systems inventory and $379,934 was reflected in inventories at December 31, 1996) for their write-off. In response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove subsidiary and recorded a $8,348,000 write-off related to the value of inventories, fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value of such assets. In August 1997, the Company acquired distribution rights to an ultrasound product developed by IMRO, Inc. and recorded a $101,505 non-recurring charge for costs incurred in connection with the selection of an ultrasound product.

In addition to these 1997 non-recurring charges, the Company recognized (i) additional provisions for doubtful accounts of $1,850,000, which is reflected in general and administrative expense, related to its decision to close the Dove facility ($400,000) and for certain other customers for which collection is no longer expected ($1,450,000); and (ii) a $1,480,000 charge to cost of revenue related to an additional write-off of demonstration inventory ($705,000) and reserves for excess inventory ($775,000).

During the year ended December 31, 1996, the Company recognized a $397,697 charge for expenses incurred in connection with the Company's stock offering that was withdrawn in August 1996 as a result of the general stock market decline and the decline in the price of the Company's common stock.

5.  Inventories:

Inventories consist of the following as of December 31:


                                                       1997           1996
                                                    ----------      --------
Raw materials, product kits,
 spare parts and sub-assemblies ........            $2,201,268      $377,373
Work in progress ...........                           191,069        18,044
Rental systems .....................                    32,251       155,174
Finished goods ...........                           4,014,094       693,318
Inventory reserve ..................                (1,275,000)      (41,895)
                                                    ----------       -------

                                                    $5,163,682      $1,202,014
                                                    ----------      ----------
                                                    ----------      ----------



6.  Demonstration Systems Inventory:

Demonstration systems inventory consisted of the following as of December 31:


                                                   1997           1996
                                               -----------    -----------

Demonstration systems inventory ...........    $    93,591    $ 1,318,687
Less accumulated depreciation .............        (25,997)       (83,839)
                                               -----------    -----------
                                               $    67,594    $ 1,234,848
                                               -----------    -----------
                                               -----------    -----------



7.  Property and Equipment:

At December 31, 1997 and 1996, property and equipment consisted of the following:


                                                1997        1996
                                             ----------   ---------
Machinery and equipment .................    $1,271,309    $303,087
Tooling .................................       467,284          --
Furniture and fixtures ..................       396,380     130,773
Leasehold improvements ..................       104,577      47,561
Construction in progress.................        80,511          --
Less accumulated depreciation
 and amortization .......................    (1,512,489)    (75,046)
                                             ----------   ---------
                                               $807,572    $406,375
                                             ----------   ---------
                                             ----------   ---------

8.  Acquisitions:

Norland Corp.

On September 11, 1997, the Company acquired Norland Corp. in a transaction accounted for under the purchase method of accounting. The consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") bearing interest at the rate of 7% per annum which is payable quarterly beginning September 30, 1997. A $1,250,000 portion of the Note principal was originally payable in cash on March 11, 1998. The Note has been amended to provide that such payment will not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal is due and payable on September 11, 2002. The Company may prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). The
Note is collateralized by a pledge of the shares of Norland Corp.

In accordance with APB Opinion No. 21, "Interest on Receivables and Payables", the Note has been fair valued as of September 11, 1997 using a market interest rate of 8.18%, which resulted in the establishment of a $727,539 note discount that is being amortized using the effective interest method over the Note's five year term. The cost of acquisition (including acquisition costs) has been allocated based on the fair value of assets acquired and liabilities assumed as follows:



Purchase Price, net of Note discount of $728,000 .....   $ 16,772,000
Loans and advances to Norland Corp. ..................      2,757,000
Current assets .......................................     (4,467,000)
Noncurrent assets ....................................       (368,000)
Deferred tax assets, net .............................       (609,000)
Current liabilities assumed ..........................      2,739,000
Noncurrent liabilities assumed .......................          2,000
In-process research and development charge ...........     (7,900,000)
                                                         ------------
Goodwill .............................................   $  8,926,000
                                                         ------------
                                                         ------------




Acquisition costs are primarily legal, accounting and investment banking fees, as well as certain settlement costs in connection with stockholder litigation stemming from the acquisition (see Note 12), all of which are directly related to the transaction. Certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed in 1997. The goodwill is being amortized using the straight-line method over fifteen years. The purchase agreement required an additional contingent payment if certain financial targets were met for the year ended December 31, 1997. The targets were not met and no additional payment was required.

 Dove Medical Systems

On April 2, 1996, the Company acquired all of the outstanding shares of Dove and a patent and other intangible assets owned by the Dove majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company common stock valued at $3,311,529. The operating results of Dove have been included in the accompanying consolidated statements of operations from the date of acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The amount allocated to the patent and other intangible assets was $3,391,735. The excess purchase price over the fair values of the net assets was $3,308,011 and was recorded as goodwill. In connection with the closing of the Dove facility, the Company has taken a $8,348,000 non-recurring charge in 1997 (see Note 4).

Pro forma unaudited consolidated operating results and related per share amounts of the Company for the years ended December 31, 1997 and 1996, assuming both acquisitions had been made as of January 1, 1996, are summarized below:


                                         1997           1996
                                      -----------    ----------
                                      (unaudited)    (unaudited)

Net sales .........................   $20,289,740    $23,974,811
Net (loss) income .................   (14,842,044)     2,361,476
(Loss ) earnings per share
  Basic ...........................        $(2.08)         $0.35
  Diluted .........................         (2.08)          0.33


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect to amortization of goodwill, patent and other intangible assets and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made on January 1, 1996 or that may occur in the future.

9.  Stockholders' Equity:

On August 2, 1995, NMS sold 3,000,000 shares of common stock, having an aggregate par value of $1,000, at the initial public offering price of $7.00 per share. Deducted from the resulting gross proceeds of $21,000,000 were $2,651,689 in costs and expenses directly related to the offering, resulting in net proceeds of $18,348,311.

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

The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1997 and 1996, there was no preferred stock outstanding.

10.  Compensation Programs:

Stock Option Plan

The Company has a stock-based compensation plan whereby stock options may be granted to officers, employees and non-employee consultants to purchase a specified number of shares of common stock. All outstanding options granted have an exercise price not less than 100% of the market value of the Company's common stock at the date of grant, are for a term not to exceed 10 years, and vest over a four year period at 25% per year.

The stockholders authorized on September 8, 1997 an amended and restated 1994 Stock Option Plan. The amended plan includes an increase of common stock reserved for issuance to 2,250,000 shares and establishes an automatic option grant. The automatic option grant program grants options to new non-employee Board members to purchase 30,000 shares of common stock at an exercise price equal to the fair market value at the grant date for a maximum term of ten years and is subject to 25% vesting each year and early termination upon the optionee's leaving the Board.

  On July 28, 1997, the Board of Directors approved the repricing of certain employee stock options. Approximately, 232,250 shares were repriced to $9.75 per share, representing the market value at the date of repricing.

  The following is a summary of options related to the plan as of December 31:

                                              Option price                       Option price                      Option price
                               1997              per share       1996              per share         1995             per share
                               --------------------------------------------------------------------------------------------------

  Options
  outstanding at                                                                                                     $0.0005-
  beginning of year             674,250       $0.0005-22.17     1,117,500       $0.0005-13.83      1,002,000          0.0006

  Cancellations               (138,750)        $7.50-22.17             --             --                  --            --

  Granted                       458,000        $6.38-11.50        300,000        $15.00-22.17        115,500       $10.67-13.83
                                                                                   $0.0005-
  Exercised                   (257,750)       $0.0005-7.50      (743,250)           0.0006                --
                              ---------                         ---------                          ---------
  Options
  outstanding at end
  of year                       735,750      $0.0005-15.00        674,250        $0.0005-22.17     1,117,500      $0.0005-13.83
                                =======                           ========                         =========

  Options exercisable
  at end of year                114,188                            46,125                            501,000
                                =======                            ======                            =======

  Options available
  for grant at end of
  year                          513,250                           382,500                            82,500
                                =======                           =======                            ======

  The following table summarizes information about significant groups of stock options outstanding at December 31, 1997:



                                Options Outstanding                               Options Exercisable
                         -------------------------------------------------------------------------------------------
                                                         Weighted                                         Weighted
                                           Weighted      Average                         Weighted          Average
                                           Average      Remaining                        Average          Remaining
  Range of Exercise         Options        Exercise    Contractual          Options      Exercise       Contractual
  Prices                  Outstanding       Price     Life in Years        Exercisable     Price       Life in Years
  -----------------    ----------------  ---------- ----------------     -----------   -----------   -------------
  $0.0005                         6,000      $0.0005         6                 6,000       $0.0005         6
  $6.38 to 11.50                639,750        $8.46         9                85,688         $9.80         8
  $15.00                         90,000       $15.00         8                22,500        $15.00         8
                                 ------                                       ------


                                735,750                                      114,188
                                =======                                      =======

                                      42

  Had compensation expense for the Company's 1997, 1996 and 1995 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share for 1997, 1996 and 1995 would approximate the pro forma amounts below:

                                                            1997               1996                1995
                                                            ----               ----                ----
  Net (loss) income :
     As reported                                         $(18,584,005)          $1,777,855          $2,100,489
     Pro forma under SFAS 123                             (19,734,360)             796,334           2,063,901

  (Loss) earnings per share:

     As reported

       Basic                                                  $(2.60)              $0.26               $0.43
       Diluted                                                 (2.60)               0.25                0.40

      Pro forma under SFAS 123

       Basic                                                  $(2.76)              $0.12               $0.43
       Diluted                                                 (2.76)               0.11                0.39


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the applicable periods presented: dividend yield of 0%, risk-free weighted average interest rate of 5.7%, expected volatility factor of 89%, and an expected option term of 4 years. The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $5.13, $11.85 and $8.12 per option, respectively.

  401(k) Plan

  Pursuant to the Norland Medical Systems, Inc. and Norland Corporation Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $14,570, $13,342 and $1,776 for the years ended December 31, 1997, 1996 and 1995, respectively.

  11.  Income Tax:

  The components of the (benefit) provision for income taxes for the years ended December 31 were as follows:

                                                         1997                 1996                 1995

                                                         ----                 ----                 ----
                    Current

                       Federal                         $   (557,569)           $1,254,387          $1,202,406
                       State                                     --               243,613             233,594
                                                      --------------          ------------         ----------
                                                           (557,569)            1,498,000           1,436,000
                                                       -------------           -----------         ----------
                    Deferred:

                       Federal                            (2,030,830)            (282,000)                 --
                       State                                (106,048)                  --                  --
                                                       -------------          -----------       -------------
                                                          (2,136,878)            (282,000)                 --
                                                        ------------          -----------       -------------
                            Total                        $(2,694,447)           $1,216,000         $1,436,000
                                                         ===========            ==========         ==========



  The (benefit) provision for income taxes differs from the statutory Federal income tax rate of 34% for the years ended December 31 as follows:

                                       1997     1996    1995
                                       ---------------------


Statutory income tax rate             (34.0%)   34.0%   34.0%
State income taxes, net of Federal
  benefit                              (1.3%)    6.6%    6.6%
In-process research and
  development                          12.6%     --      --
Amortization of goodwill                1.5%     --      --
Write-off of goodwill                   8.5%     --      --
                                        ---     ---      ---
Effective income tax rate             (12.7%)   40.6%   40.6%
                                      =====     ====    ====


  For 1997 and 1996, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are summarized below. There were no deferred tax assets or liabilities at December 31, 1995.

                                            1997           1996
                                          -------------------------
Deferred tax assets and liabilities:
  Inventory                                 $1,331,179   $     --
  Allowance for doubtful accounts              820,600         --
  Accrued liabilities                          345,065         --
  Alternative minimum tax credits               62,914         --
  Deferred revenue                                --        282,000
                                               -------   ----------
    Net current deferred tax assets          2,559,758      282,000
                                               -------   ----------
  Net operating loss carryforwards             714,956         --
  Discount on note payable                  ( 256,421)         --
                                               -------   ----------
     Net noncurrent deferred tax assets        458,535         --
                                               -------   ----------

          Total deferred tax assets         $3,018,293    $282,000
                                            ==========   ==========


  A portion of the deferred tax assets can be realized through carryback and reversals of existing temporary differences with the remainder dependent on future taxable income. Management believes that based on the Company's history of operating earnings (exclusive of the 1997 non-recurring and other charges) and its expected income, that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

  The Company has utilizable Federal and State net operating loss carryforwards of approximately $2,042,346 and $622,982, respectively, at December 31, 1997 for income tax purposes which expire in 2012.

  12.  Commitments and Contingencies:

  Legal Proceedings

  Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant. This shareholder's class action and derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker and Michael W. Huber (the "Individual Defendants"), NMS BV and the Company. The action relates to the acquisition of Norland Corp. by the Company from the NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees. An agreement in principle was reached to settle the action. The Company delayed its Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. It was agreed that the terms of the $16,250,000, 7% promissory note to be issued as part of the purchase price for Norland Corp. would be modified to provide that if the Company exercises its right to elect to extend the maturity date of such note from five years to up to seven years, the interest rate would be increased by one percentage point at the end of the fifth year and the sixth year rather than by one percentage point every six months as originally agreed. The Company also agreed to use its best efforts to nominate for election to the Board at the 1997 Annual Meeting one nominee with no direct or indirect affiliation with NMS BV, and, with respect to each succeeding Annual Meeting, at least two nominees with no direct or indirect affiliation with NMS BV. Finally, the Company agreed that it would not oppose an application by plaintiff's counsel for an award of counsel fees and expenses of up to $250,000. Such amount would be payable by the Company. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, have filed an objection to the settlement. The hearing in the Delaware Court of Chancery to determine whether the Stipulation of Settlement should be approved has been postponed and is in the process of being rescheduled. Included within accrued expenses at December 31, 1997 is $250,000 related to the settlement of this action. There can be no assurances that the Stipulation of Settlement will be approved by the Court, or that, if not approved, the Company's liability will be limited to $250,000.

  Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, Inc., et al. Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove subsidiary, filed suit against the Company and Norland Corp. in the United States District Court for the Central District of California on October 9, 1997. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000 and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligation of the Piccionis and such other former stockholders of Dove to the Company. The defendants have moved to dismiss certain of the Piccionis' claims. These motions are pending before the Court. The Company believes that the Piccionis' action is without merit.

  In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  Leases

  In 1996, the Company entered into operating leases for its manufacturing and office facilities and established subleases for portions of certain facilities with Norland Corp. and another company in which certain stockholders of NMS are also stockholders. Rent is prorated on a square footage basis. For the year ended December 31, 1997, lease expense was approximately $183,566 and sublease income was $61,827 and $39,614 with respect to Norland Corp. (through the September 11 acquisition date with respect to 1997) and the other company. Rent expense for the years ended December 31, 1996 and 1995 was $93,258 and $12,000, respectively. Sublease income for the year ended December 31, 1996 was $67,326.
                                      45

  The following is a schedule of future minimum lease payments and future sublease receipts as of December 31, 1997:


                             Rental Payments             Sublease Receipts
                             ---------------             -----------------
  1998                       $   203,352                          $37,500
  1999                           203,352                           37,500
  2000                           174,638                           18,750
  2001                           145,923                               --
  2002                           126,962                               --
  Thereafter                     396,000                               --
                             -----------                    -------------
                              $1,250,227                          $93,750
                              ==========                          =======

  13.  Related Party Transactions:

  Sales and Purchases

  During 1997, 1996 and 1995, the Company sold $108,845, $210,785 and $889,982, respectively, of products and services to Stratec and $240,638, $351,323 and $0, respectively, of products and services to Norland Corp. (through the acquisition date with respect to 1997).

  During 1997, 1996 and 1995, the Company purchased $7,826,914, $13,138,280 and
  $4,012,468, respectively, of products and services from Norland Corp. (through the acquisition date with respect to 1997) and $1,424,474, $3,163,964 and $9,294,825, respectively, from Stratec. The amounts owed at December 31, 1997 and 1996 by NMS to Stratec for such purchases were $584,779 and $714,127, respectively. The amounts payable to Stratec at December 31, 1997 and 1996 are net of receivables from Stratec in the amounts of $7,700 and $62,689, respectively. The amount owed by the Company to Norland Corp. at December 31, 1996 was $2,220.816.

  Loan Receivable

  In accordance with the terms of a Loan Agreement dated June 1, 1995, the Company advanced $289,785 to Norland Corp. as of December 31, 1996. During 1997, the Company advanced $2,144,382 to Norland Corp. Following the acquisition of Norland Corp. on September 11, 1997, the loan and interest, which accrued at 10% per annum, and the advance were eliminated in consolidation.

  Officers' Loans Receivable

  In September 1996, the Company loaned $80,000 to its Chief Financial Officer
  (CFO) to assist with relocation of his residence. The loan to the CFO is payable in March 1999, including interest which accrues at 6% per annum. The balance of the loan, including interest, was $86,504 and $81,704 at December 31, 1997 and 1996, respectively.

  In August 1996, the Company agreed to lend up to $2,500,000 to its President until December 31, 1997 at an annual interest rate of 6% to assist with tax liabilities in connection with stock option exercises. The balance of the loan, including interest, was $0 and $500,000 at December 31, 1997 and 1996, respectively.

  Other

  The Company rented space in 1996 and 1995 on a month to month basis, and has been purchasing administrative support services, from another company in which certain beneficial stockholders of NMS are also beneficial stockholders. The cost of the services and space to NMS for the years ended December 31, 1997, 1996 and 1995 was $7,800, $33,136 and $22,360, respectively. As of December 31, 1997, 1996 and 1995, no amount was due by the Company for these costs.

  14.  Supplemental Sales and Customer Information:

  For the year ended December 31, 1997, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors. For the years ended December 31, 1996 and 1995, respectively, two Pacific Rim distributors accounted for 22%, and 6% and 68% and 9% of revenues, respectively.

  The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:




                                     1997                        1996                                1995
                          --------------------------    ------------------------    ----------------------------
  Pacific Rim             $  2,066,024         10.1%    $10,338,350        42.5%      $15,998,238           87.7%
  Latin America              1,556,441          7.6         747,498          3.1          203,542            1.1
  Europe/Middle East         2,224,178         10.8         578,081          2.4          889,982            4.9
                         -------------         ----  --------------      -------   --------------        -------
  Export Sales               5,846,643         28.5      11,663,929         48.0       17,091,762           93.7
  Domestic Sales            14,683,733         71.5      12,662,205         52.0        1,152,046            6.3
                          ------------         ----    ------------                 -------------        -------
                           $20,530,376        100.0%    $24.326,134       100.0%      $18,243,808          100.0%
                           ===========        =====     ===========       =====       ===========          =====


  Certain products sold to customers in the United States were purchased from Stratec and are included in domestic sales.

  15.   Restatement of Financial Information

  The Company has restated its financial statements for the year ended December 31, 1996. A review of sales transactions recorded in 1996 revealed that certain fourth quarter transactions that the Company treated as sales and with respect to which it recognized revenue should not have been treated as sales for purposes of revenue recognition. As a result, the 1996 financial statements were restated to eliminate the transactions that should not have been treated as sales.

  All material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's 1996 financial results as originally reported is summarized as follows:

                                                     As Reported       As Restated
                                                     ------------------------------
  Net revenue                                        $25,309,977        $24,326,134
  Gross profit                                         9,061,508          8,616.714
  Operating income                                     2,985,630          2,290,111
  Net income                                           2,191,374          1,777,855
  Earnings per share - diluted                              0.31               0.25
  Total assets                                        30,243,378         30,115,136
  Total current liabilities                            3,722,513          4,007,790
  Retained earnings at end of year                     4,359,243          3,945,724


  16.  Quarterly Financial Data:  (Unaudited)


                                                                  1997 Quarters
                                  --------------------------------------------------------------------------------
                                  First(1)        Second(1)          Third(1)          Fourth            Total
                                  ----------      -----------      ------------     -----------       ------------
  Revenue                        $4,337,203       $5,132,024         $5,338,508      $5,722,641        $20,530,376
  Gross profit                    1,854,329        2,310,318          2,215,289       1,263,157          7,643,093
  Operating income (loss)            37,722          214,179       (18,456,195)     (3,035,941)       (21,240,235)
  Net income (loss)                 103,616          194,759       (16,103,818)     (2,778,562)       (18,584,005)

  Weighted average number of
   common and common
   equivalent shares:
       Basic                      7,115,831        7,149,800          7,154,161       7,161,471          7,145,465
       Diluted                    7,166,878        7,188,847          7,154,161       7,161,471          7,145,465

  Earnings (loss) per share:
   Basic                              $0.01            $0.03            $(2.25)         $(0.39)            $(2.60)
   Diluted                             0.01             0.03             (2.25)          (0.39)             (2.60)



                                                                              1996 Quarters
                                  --------------------------------------------------------------------------------
                                    First           Second            Third          Fourth(1)            Total
                                  ----------      -----------      ------------     -----------       ------------
  Revenue                        $5,218,290       $6,949,116         $8,066,882      $4,091,846        $24,326,134
  Gross profit                    1,802,379        2,568,986          2,652,295       1,593,054          8,616,714
  Operating income (loss)           921,315        1,091,758            720,553       (443,515)          2,290,111
  Net income (loss)                 691,256          750,057            515,335       (178,793)          1,777,855

  Weighted average number of
   common and common
   equivalent shares:
        Basic                     6,624,420        6,873,198          6,895,781       6,903,314           6,824,590
        Diluted                   7,057,009        7,263,912          7,214,920       6,903,314           7,168,871

  Earnings (loss) per share:


      Basic                           $0.10            $0.11              $0.07          $(0.03)              $0.26
      Diluted                          0.10             0.10               0.07           (0.03)               0.25

  The per share figures for all periods presented reflect the stock splits and the application of SFAS 128, "Earnings Per Share" described in Notes 9 and 2, respectively.



(1) The Company has restated its financial statements for the fourth quarter of 1996 and for each of the first three quarters of 1997 to eliminate certain transactions with respect to which revenue should not have been recognized. The financial information presented reflects the restatement of revenue downward by $1,022,029, $2,052,600, $1,609,082 and $983,843 for the periods ended September 30, 1997, June 30, 1997, March 31, 1997 and December 31, 1996, respectively. Operating income has been restated downward by $808,467, $801,622, $901,273 and $695,519 for respective periods. Net income has been restated downward by $637,676, $436,899, $369,482 and $413,519 for the respective periods.

                          NORLAND MEDICAL SYSTEMS, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1996 and 1995




                               Balance at     Charged to
                                Beginning        Costs            Other                            Balance at End
                               of Period     and Expenses      Accounts(A)    Deductions(B)            of Period
                               ----------    -------------     ------------   -------------       ----------------

  1997
  Allowance for Doubtful
  Accounts                      $221,000      $1,979,000           $0              $0                $2,200,000
                                =========     ===========          ===             ===               ==========

  Obsolescence reserve          $ 41,895      $1,859,934        $600,000      $(1,226,829)          $1,275,000
                                ========      ===========       =========     =============         ==========
  1996
  Allowance for Doubtful
  Accounts                      $150,000        $70,000          $1,000            $0                 $221,000
                                ========        =======          ======            ==                 ========

  Obsolescence reserve             $0             $0             $50,000        $(8,105)              $41,895
                                   ==             ==             =======        ========              =======

  1995
  Allowance for
  Doubtful Accounts                $0          $150,000            $0              $0                 $150,000
                                   ==          ========            ==              ==                 ========




  (A) Assumed in acquisition.
  (B) Amounts written off against the reserve.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                       PART III


ITEMS 10, 11, 12 AND 13.

     The information required under these items is contained in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Financial Statement and Financial Statement Schedules.

          See Index to Financial Statements at Item 8 of this Report.

     (b)  Exhibits.

          Exhibit
          Number                       Description
          -------                      -----------

          2.1 Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Norland Medical Systems, Inc., (C)

          2.2 Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc., Mirella Monte Belshe and Norland Medical Systems, Inc. (C)

          2.3 Stock Purchase Agreement between Norland Medical Systems, Inc. and Norland Medical Systems B.V. (G)

          3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc. (H)

          3.2  By-laws of Norland Medical Systems, Inc., as amended (A)

        +10.1 Distribution Agreement dated as of April 1, 1995 by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (A)

        +10.2 Product Development Loan Agreement dated as of June 1, 1995 by and among Stratec Medizintechnik GmbH, Norland
               Corporation and Norland Medical Systems, Inc. (A)

         10.3  Amended and Restated 1994 Stock Option and Incentive Plan (G)

         10.4 Exclusive Distributor Agreement dated as of July 1, 1996 among Norland Medical Systems, Inc., Nissho Iwai Corporation and Nissho Iwai American Corporation (E)

         10.5 Exclusive Distributor Agreement dated as of June 2, 1995 between Norland Medical Systems, Inc. and Meditec Co., Ltd. (A)

         10.6 Amendment No. 1 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (B)

         10.7 Amendment No. 2 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (D)

        +10.8 Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnick GmbH and Norland Medical Systems, Inc. (F)

        +10.9 Amended Distribution Agreement dated as of September 11, 1997 among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation (G)

         21    Subsidiaries

         27.1  Financial Data Schedule

         27.2  Financial Data Schedule

     (c)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on March 7, 1997 describing the agreement to acquire Norland Corp.

          The Company filed a Current Report on Form 8-K on August 8, 1997 describing the commencement of certain litigation in connection with the proposed acquisition of Norland Corp.

          The Company filed a Current Report on Form 8-K on September 24, 1997 reporting that the acquisition of Norland Corp. had been consummated.


________________________

+    Confidentiality requested as to certain provisions

(A) This Exhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.

(B) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-K dated March 27, 1996 and is incorporated herein by reference.

(C) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated April 15, 1996 and is incorporated herein by reference.

(D) This Exhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05303) and is incorporated herein by reference.

(E) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-Q dated August 13, 1996 and is incorporated herein by reference.

(F) This Exhibit was previously filed as an Exhibit to the Company's report on Form 10-K dated March 28, 1997 and is incorporated herein by reference.

(G) This Exhibit was previously filed as an Exhibit to the Company's Proxy Statement dated July 25, 1997 and is incorporated herein by reference.

(H) This Exhibit was previously filed as an Exhibit to the Company's report on Form 10-Q dated November 13, 1997 and is incorporated herein by reference.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 6th day of April, 1998.

                    NORLAND MEDICAL SYSTEMS, INC.


                    By: /s/ Reynald G. Bonmati
                       ------------------------------
                       Name:   Reynald G. Bonmati
                       Title:  President


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


                                     Capacity In
     Signature                       Which Signed                    Date
     ---------                       ------------                    ----


/s/ Reynald G. Bonmati        Chairman of the Board and          April 6, 1998
-----------------------       President (Principal Executive
    Reynald G. Bonmati        Officer); and Director

/s/ Kurt W. Streams           Vice President, Finance            April 6, 1998
-----------------------       (Principal Financial Officer and
    Kurt W. Streams           Principal Accounting Officer)

                                     Capacity In
     Signature                       Which Signed                    Date
     ---------                       ------------                    ----


/s/  Jeremy Allen              Director                          April 6, 1998
-----------------------
     Jeremy Allen



/s/ James J. Baker             Director                          April 6, 1998
-----------------------
    James J. Baker



/s/ Michael W. Huber           Director                          April 6, 1998
-----------------------
    Michael W. Huber



/s/ Andre-Jacques Neusy        Director                          April 6, 1998
-----------------------
    Andre-Jacques Neusy



/s/ Albert S. Waxman           Director                          April 6, 1998
-----------------------
    Albert S. Waxman