Form 10-Q
period 1998-03-31
NORLAND MEDICAL SYSTEMS INC
filed 1998-05-15
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission file number 0-26206

                          Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        06-1387931
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

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

      As of May 11, 1998, 7,164,031 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                            Page
                                                                            ----

Title Page.....................................................................1

Document Table of Contents.....................................................2

Introduction...................................................................3

PART I   FINANCIAL INFORMATION.................................................4

Item 1.  Condensed Consolidated Financial Statements...........................4
         Condensed Consolidated Balance Sheets.................................4
         Condensed Consolidated Statements of Operations.......................5
         Condensed Consolidated Statements of Cash Flows.......................6
         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

PART II  OTHER INFORMATION....................................................16

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signatures....................................................................19

Exhibit Index.................................................................20

Norland Medical Systems, Inc.

                             I N T R O D U C T I O N

      The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; and (x) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal, or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the Company's ability to retain and attract key employees. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

On March 16, 1998, the Company announced that it would restate its revenues downward for the fourth quarter of 1996 and for the first, second, and third quarters of 1997. Financial statements and related disclosures contained in this Report with respect to the quarter ended March 31, 1997, reflect the restated financial statements for such quarter (see Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this Report). The balance sheet and related disclosures with respect to the year ended December 31, 1997 reflect the restated consolidated financial statements for the first three quarters of the year.

Norland Medical Systems, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                      March 31, 1998  December 31, 1997
                                                      --------------  -----------------

                                     ASSETS
Current assets:
  Cash and cash equivalents                            $  1,449,188     $  3,082,202
  Accounts receivable - trade, less allowance for
    doubtful accounts of $2,200,000 at March 31, 1998
    and December 31, 1997                                 4,227,678        6,165,467
  Income taxes receivable                                   853,508        1,774,314
  Inventories, net                                        5,878,615        5,163,682
  Officer's loan receivable                                  87,688           86,504
  Prepaid expenses and other current assets                 210,079          207,221
  Deferred income taxes                                   2,681,210        2,559,758
                                                       ------------     ------------
      Total current assets                               15,387,966       19,039,148
                                                       ------------     ------------

Demonstration systems inventory, net                         59,794           67,594
Investment in Vitel, Inc.                                   260,000          260,000
Property and equipment, net                                 853,448          807,572
Deferred income taxes                                     1,587,083          458,535
Goodwill, net                                             8,596,912        8,745,676
                                                       ------------     ------------
      Total assets                                     $ 26,745,203     $ 29,378,525
                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable                      $  1,112,094     $  1,122,788
  Accounts payable - related parties                        544,370          584,779
  Accounts payable - trade                                1,412,854        2,021,904
  Accrued expenses                                        2,455,388        2,208,313
  Accrued warranty expenses                                 890,000          890,000
  Customer deposits                                         125,000          500,000
                                                       ------------     ------------
      Total current liabilities                           6,539,706        7,327,784
                                                       ------------     ------------

Note payable, net of discount                            14,484,093       14,439,756

Stockholders' equity:
  Common stock, par value of $0.0005 per share,
    20,000,000 shares authorized, 7,164,031 and
    7,162,531 shares issued at March 31, 1998 and
    December 31, 1997, respectively                           3,581            3,580
  Additional paid-in capital                             22,245,686       22,245,686
  Accumulated deficit                                   (16,527,863)     (14,638,281)
                                                       ------------     ------------
      Total stockholders' equity                          5,721,404        7,610,985
                                                       ------------     ------------
      Total liabilities and stockholders' equity       $ 26,745,203     $ 29,378,525
                                                       ============     ============

See accompanying notes to condensed consolidated financial statements

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

                                                    For the Three Months Ended
                                                  ------------------------------
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------

Revenue                                             $ 2,062,707     $4,337,203
Cost of revenue                                       1,805,914      2,482,874
                                                    -----------     ----------
        Gross profit                                    256,793      1,854,329

Sales and marketing expense                           1,664,575      1,102,140
General and administrative expense                    1,037,809        601,180
Research and development expense                        419,842        113,287
                                                    -----------     ----------
        Operating (loss) income                      (2,865,433)        37,722

Interest expense                                       (318,018)            --
Interest income                                          43,869        136,894
                                                    -----------     ----------
(Loss) income before income taxes                    (3,139,582)       174,616

(Benefit) provision for income taxes                 (1,250,000)        71,000
                                                    -----------     ----------

Net (loss) income                                   $(1,889,582)    $  103,616
                                                    ===========     ==========

Weighted average number of common and
  common equivalent shares:
    Basic                                             7,163,314      7,115,831
    Diluted                                           7,163,314      7,166,878
(Loss) earnings per share:
    Basic                                           $     (0.26)    $     0.01
    Diluted                                         $     (0.26)    $     0.01


See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                           For the Three Months Ended
                                                         ------------------------------
                                                         March 31, 1998  March 31, 1997
                                                         --------------  --------------

Cash flows from operating activities:
  Net (loss) income                                       $(1,889,582)    $   103,616
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
      Amortization expense                                    190,206          96,544
      Depreciation expense                                     67,854          28,182
      Inventory obsolescence expense                          325,000              --
      Deferred income taxes                                (1,250,000)             --
      Changes in assets and liabilities:
          Accounts receivable                               1,937,789         876,156
          Inventories                                      (1,039,932)     (1,602,478)
          Prepaid expenses and other current assets            (2,858)       (189,450)
          Accounts payable                                   (649,459)       (493,684)
          Accrued expenses                                    247,075         (71,754)
          Income taxes receivable                             920,806         (18,588)
          Customer deposits                                  (375,000)         (7,350)
                                                          -----------     -----------
            Total adjustments                                 371,481      (1,382,422)
                                                          -----------     -----------
              Net cash used in
              operating activities                         (1,518,101)     (1,278,806)
                                                          -----------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (113,730)        (68,179)
  Loans to officers                                            (1,184)         (8,581)
  Product development loan to affiliate                            --        (229,761)
  Repayment of product development loan to affiliate               --          13,110
                                                          -----------     -----------
      Net cash used in
      investing activities                                   (114,914)       (293,411)
                                                          -----------     -----------

Cash flows from financing activities:
  Proceeds from stock options exercised                             1             141
                                                          -----------     -----------
      Net cash provided by
      financing activities                                          1             141
                                                          -----------     -----------

Net decrease in cash                                       (1,633,014)     (1,572,076)

Cash at beginning of period                                 3,082,202       8,133,468
                                                          -----------     -----------

Cash at end of period                                     $ 1,449,188     $ 6,561,392
                                                          ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 9, 1998.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)   INVENTORIES

As of March 31, 1998 and December 31, 1997, inventories consists of the following:

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
             Raw materials, product kits,
              spare parts and sub-assemblies    $ 2,555,818       $2,201,268
             Work in progress                       266,429          191,069
             Rental systems, net                     12,943           32,251
             Finished goods                       4,643,425        4,014,094
             Inventory reserve                   (1,600,000)      (1,275,000)
                                                -----------       ----------
                                                $ 5,878,615       $5,163,682
                                                ===========       ==========

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

Systems used in the Company's short-term rental program are carried in inventory at lower of cost or net realizable value until the time of sale.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(unaudited)

(3)   NOTE PAYABLE

On September 11, 1997, the Company acquired Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV") in a transaction accounted for under the purchase method of accounting. The condensed consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") bearing interest at the rate of 7% per annum which is payable quarterly beginning September 30, 1997. A $1,250,000 portion of the Note principal was originally payable in cash on March 11,1998. The Note has been amended to provide that such payment will not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal is due and payable on September 11, 2002. The Company may prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing rates). NMS BV agreed that the $284,375 interest payment that was scheduled to be paid March 31, 1998 will not be payable until June 30, 1998. The Note is collateralized by a pledge of the shares of Norland Corp.

In accordance with APB Opinion No. 21, "Interest on Receivables and Payables," the Note has been fair valued as of September 11, 1997 using a market interest rate of 8.18%, which resulted in the establishment of a $727,539 note discount that is being amortized using the effective interest method over the Note's five-year term.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(unaudited)

(4)   EARNINGS (LOSS) PER SHARE

Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic and diluted earnings per share replaces primary and fully-diluted earnings per share, respectively. Basic per share figures are computed using the weighted average number of common shares outstanding. Diluted per share figures are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method. The March 31, 1997 per share figures have been restated to reflect the provisions of SFAS No. 128.

The calculations of per share results for the quarter ended March 31, 1997 are as follows:

Numerator:

Income available to common stockholders               $  103,616

Denominator:
Basic weighted average shares outstanding              7,115,831
Effect of dilutive stock options                          51,047
Diluted weighted average shares outstanding            7,166,878

Basic earnings per share                              $     0.01
Diluted earnings per share                                  0.01

Options to purchase 731,000 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

(5)   LITIGATION

A shareholder's class action and derivative complaint, entitled Irwin J. Miller
v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor, and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. It was agreed that the terms of the $16,250,000, 7% promissory note to be issued as part of the purchase price for Norland Corp. would be modified to provide that if the Company exercises its right to elect to extend the maturity date of such note from five years to up to seven years, the interest rate would be increased by one percentage point at the end of the fifth year and the sixth year rather than by one percentage point every six months as originally agreed. The Company also agreed to use its best efforts to nominate for election to the Board at the 1997 Annual Meeting one nominee with no direct or indirect affiliation with NMS BV, and, with respect to each succeeding Annual Meeting, at least two nominees with no direct or indirect affiliation with NMS BV. Finally, the Company agreed that it would not oppose an application by plaintiff's counsel for an award of counsel fees and expenses of up to $250,000. Such amount would be payable by the Company. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, have filed an objection to the settlement. A hearing in the Delaware Court of Chancery to determine whether the Stipulation of Settlement should be approved is scheduled to be held on June 2, 1998. Included within accrued expenses at March 31, 1998 is $250,000 related to the settlement of this action. There can be no assurances that the Stipulation

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(unaudited)

of Settlement will be approved by the Court, or that, if not approved, the Company's liability will be limited to $250,000.

The Company and Norland Corp. were named as defendants in an action, entitled Robert L. Piccioni, Ph.d. and Joan Piccioni v. Norland Medical Systems, et al., brought by Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's subsidiary, Dove Medical Systems, Inc. ("Dove"), in the United States District Court for the Central District of California. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000, and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligation of the Piccionis and such other former stockholders of Dove to the Company. The defendants have moved to dismiss certain of the Piccionis' claims. These motions are pending before the Court. The Company believes that the Piccionis' action is without merit.

On April 12, 1998 a complaint entitled Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams, and Norland Medical Systems, Inc., was filed in the United States District Court for the Southern District of New York against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint makes claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first, second, and third quarters of 1997. The claims are made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). The defendants' time to respond to the complaint has not yet expired.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

(6)   RESTATEMENT OF FINANCIAL INFORMATION

The Company has restated its financial statements for the quarter ended March 31, 1997. A review of sales transactions recorded in the quarter revealed that certain transactions that the Company treated as sales, and with respect to which it recognized revenue, should not have been treated as sales for purposes of revenue recognition. As a result, the March 31, 1997 financial statements were restated to eliminate the transactions that should not have been treated as sales.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(unaudited)

All material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's March 31, 1997 financial results as originally reported is summarized as follows:

                                           As Reported    As Restated
                                           -----------    -----------

          Net revenue                      $ 5,946,285    $ 4,337,203
          Gross profit                       3,384,872      1,854,329
          Operating income                     660,204         37,722
          Net income                           473,098        103,616
          Earnings per share - diluted            0.07           0.01
          Total assets                      30,266,158     29,646,105
          Total current liabilities          3,272,054      3,435,002
          Retained earnings                  4,832,341      4,049,340

(7)   FUTURE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," requires that comprehensive income and its components be reported in the financial statements. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The Company adopted this standard during the first quarter of 1998 with no impact on the financial statements as there were no other comprehensive income components.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that publicly traded companies report financial and descriptive information about its reportable operating segments. The Company is required to adopt this standard in the fourth quarter of 1998 and is currently evaluating the impact of this standard.

Norland Medical Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 1998 decreased $2,274,496 (52.4%) to $2,062,707 from $4,337,203 for the comparable period of 1997. The decrease in sales was largely a result of significantly decreased sales of its DXA-based systems in the United States and Pacific Rim. The Company believes that sales in the United States have been adversely affected by uncertainties and confusion in the primary care physician market over various factors, including applicable Medicare reimbursement rates. Sales in the United States and Pacific Rim represented 60.8% and 13.1%, respectively, of total revenue for the three months ended March 31, 1998 and 71.2% and 15.3%, respectively, of total revenue for the three months ended March 31, 1997. A majority of the Company's revenues for the three-month periods ended March 31, 1998 and 1997 was derived from sales of the Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 86.1% and 89.8% of total revenue for the three months ended March 31, 1998 and 1997, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Sales in the United States have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Currently, several regional Medicare carriers do not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA national policy will provide for Medicare coverage of bone density diagnostic tests for the purpose of identifying bone mass or detecting bone loss for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

Cost of revenue as a percentage of revenue was 87.6% and 57.2% for the three months ended March 31, 1998 and 1997, respectively, resulting in a gross margin of 12.4% for the three months ended March 31, 1998 compared to 42.8% for the comparable period of 1997. The gross margin for the first quarter of 1998 was adversely affected by a $325,000 charge for an increased inventory reserve. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Norland Medical Systems, Inc.
Results of Operations (continued):

Sales and marketing expense increased $562,435 (51.0%) to $1,664,575 for the three months ended March 31, 1998 from $1,102,140 for the three months ended March 31, 1997, and increased as a percentage of revenue to 80.7% from 25.4%. The dollar increase was primarily due to expenses of sales and marketing personnel hired during 1997, the continuing cost of marketing efforts that were expanded during 1997, and increased expenses of the Company's customer service department required to support the expanding installed base of systems in the United States.

General and administrative expense increased $436,629 (72.6%) to $1,037,809 for the three months ended March 31, 1998 from $601,180 for the three months ended March 31, 1997 and increased as a percentage of revenue to 50.3% from 13.9%. The largest component of the increase was the inclusion of $245,000 in general and administrative expenses of Norland Corp., including $149,000 of goodwill amortization expense related to the Company's acquisition of Norland Corp. on September 11, 1997. Other factors contributing to the increase were bad debt expenses and increased expenses of personnel and professional fees. The increases were partially offset by the elimination of expenses for the Company's Dove Medical Systems subsidiary, which ceased operations in September 1997.

Research and development expense increased $306,555 (270.6%) to $419,842 for the three months ended March 31, 1998 from $113,287 for the three months ended March 31, 1997, and also increased as a percentage of revenue to 20.4% from 2.6%. The dollar increase was primarily the result of the inclusion of research and development expenses of Norland Corp., and was partially offset by the elimination of expenses of Dove Medical Systems.

The increases in expense as a percentage of revenues for the quarter ended March 31, 1998 referred to in the three preceding paragraphs are also attributable to the Company's reduced revenues in the quarter.

Interest expense of $318,018 for the three months ended March 31, 1998 represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. Interest income in the three-month periods ended March 31, 1998 and 1997 consisted primarily of interest earned on the Company's cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in the three-month period ended March 31, 1998 as compared to March 31, 1997 reflects reduced interest income resulting from the Company's reduced cash position.

The income tax benefit as a percentage of loss before income taxes was 39.8% for the quarter ended March 31, 1998, as compared to a provision for income taxes of 40.7% for the same period in 1997. Management believes that based on the Company's history of operating earnings, exclusive of the nonrecurring charges in 1997, and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

The Company had a net loss of $1,889,582 ($0.26 per share) for the three months ended March 31, 1998 compared to net income of $103,616 ($0.01 per share) for the three months ended March 31, 1997. The change was due primarily to the factors discussed above.

Norland Medical Systems, Inc.
Results of Operations (continued):

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash of $3,082,202. At March 31, 1998, the Company had cash of $1,449,188. The decrease in cash was primarily the result of the payment of operating expenses, increased inventories, and decreased accounts payable.

The Company's accounts receivable decreased $1,937,789 (31.4%) to $4,227,678 at March 31, 1998 from $6,165,467 at December 31, 1997, reflecting the lower revenues for the quarter. At March 31, 1998, the two largest balances, 26.4% and 14.5% of total outstanding trade receivables, were owed by two U.S. distributors.

Property and equipment as of March 31, 1998 consisted of leasehold improvements, computer and telephone equipment, a management information system, office furniture, and tooling for the products manufactured by the Company. At the present time, except for additional tooling, no significant expenditures for additional equipment of systems are planned for 1998.

The Purchase Note issued to NMS BV as part of the purchase price for Norland Corp. has been amended to provide that the $1,250,000 principal payment originally due on March 11, 1998 will not be payable until such time as the Company receives at least $2,000,000 from a debt or equity financing. Depending on when such principal payment is made, interest payments on the Purchase Note will range from approximately $285,000 to $265,000 per quarter. NMS BV has agreed that the $284,375 interest payment that was scheduled to be paid on March 31, 1998 will not be payable until June 30, 1998.

The Company plans to fund its ongoing operations from its cash position and cash flow from operations (including tax refunds). In order to increase its cash flow, the Company is seeking to stimulate sales and reduce its inventory levels. Since the Company has already paid suppliers for most of its inventory, the bulk of the proceeds from the sale of such inventory will be retained by the Company, thereby increasing liquidity. The Company will be required to use working capital to build up inventory of its recently introduced Apollo DXA system that measures bone density at the heel. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable. To do so, the Company is implementing higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

The Company has been advised by The Nasdaq Stock Market ("Nasdaq") that the Company is not in compliance with the requirement that listed companies maintain net tangible assets of at least $4 million. The Company has requested a hearing to appeal Nasdaq's plan to delist the Company's Common Stock from the National Market System as a result of such noncompliance. The date for the hearing has not yet been set. The Company is currently exploring various plans to achieve full compliance with the listing requirements. There can be no assurance as to the success of any such plan.

Norland Medical Systems, Inc.
Results of Operations (continued):

The Company is seeking equity financing to increase its working capital and net tangible assets. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

Norland Medical Systems, Inc.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        A shareholder's class action and derivative complaint, entitled Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from the NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor, and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. It was agreed that the terms of the $16,250,000, 7% promissory note to be issued as part of the purchase price for Norland Corp. would be modified to provide that if the Company exercises its right to elect to extend the maturity date of such note from five years to up to seven years, the interest rate would be increased by one percentage point at the end of the fifth year and the sixth year rather than by one percentage point every six months as originally agreed. The Company also agreed to use its best efforts to nominate for election to the Board at the 1997 Annual Meeting one nominee with no direct or indirect affiliation with NMS BV, and, with respect to each succeeding Annual Meeting, at least two nominees with no direct or indirect affiliation with NMS BV. Finally, the Company agreed that it would not oppose an application by plaintiff's counsel for an award of counsel fees and expenses of up to $250,000. Such amount would be payable by the Company. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, have filed an objection to the settlement. A hearing in the Delaware Court of Chancery to determine whether the Stipulation of Settlement should be approved is scheduled to be held on June 2, 1998. There can be no assurances that the Stipulation of Settlement will be approved by the Court, or that, if not approved, the Company's liability will be limited to $250,000.

Norland Medical Systems, Inc.

        The Company and Norland Corp. were named as defendants in an action, entitled Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, Inc. and Norland Corp., brought by Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove subsidiary, in the United States District Court for the Central District of California. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. The Piccionis allege breach of contract and fraud by the Company in connection with the acquisition of Dove, claim they suffered damages in excess of $2,500,000, and seek the release of the portion of the purchase price paid for Dove that is held in escrow to be available to satisfy indemnity obligation of the Piccionis and such other former stockholders of Dove to the Company. The defendants have moved to dismiss certain of the Piccionis' claims. These motions are pending before the Court. The Company believes that the Piccionis' action is without merit.

        On April 12, 1998 a complaint entitled Wesley D. Johnson and Pamela S.
        T. Johnson v. Reynald G. Bonmati, Kurt W. Streams, and Norland Medical Systems, Inc., was filed in the United States District Court for the Southern District of New York against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint makes claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first, second, and third quarters of 1997. The claims are made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). The defendants' time to respond to the complaint has not yet expired.

Item 2. Change in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Norland Medical Systems, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        The Company has been advised by The Nasdaq Stock Market ("Nasdaq") that the Company is not in compliance with the requirement that listed companies maintain net tangible assets of at least $4 million. The Company has requested a hearing to appeal Nasdaq's plan to delist the Company's Common Stock from the National Market System as a result of such noncompliance. The date for the hearing has not yet been set. The Company is currently exploring various plans to achieve full compliance with the listing requirements. There can be no assurance as to the success of any such plan.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits furnished:

             27    Financial Data Schedule

        (b)  Reports on Form 8-K:

             The Company filed a Report on Form 8-K on March 17, 1998 reporting the Company's decision to restate its financial statements with respect to the fourth quarter of 1996 and the first, second, and third quarters of 1997.

Norland Medical Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORLAND MEDICAL SYSTEMS, INC.
                                    --------------------------------------------
                                    (Registrant)


Date: May 15, 1998                  /s/ Reynald G. Bonmati
                                    --------------------------------------------
                                    Reynald G. Bonmati
                                    President


Date: May 15, 1998                  /s/ Kurt W. Streams
                                    --------------------------------------------
                                    Kurt W. Streams
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index

Number   Description
------   -----------

27       Financial Data Schedule