Form 10-Q
period 1998-06-30
NORLAND MEDICAL SYSTEMS INC
filed 1998-08-14
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               ------------------------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------   ------------------

Commission file number                   0-26206
                      -------------------------------------------------

                         Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
           Delaware                                    06-1387931
-------------------------------------     -----------------------------------
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

Yes   X           No
                    ------

    As of August 7, 1998, 7,164,031 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q



                                                                                 Page
                                                                                 ----
Title Page.........................................................................1

Document Table of Contents.........................................................2

Introduction.......................................................................3

PART I       FINANCIAL INFORMATION (Unaudited) ....................................4

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

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................12


PART II      OTHER INFORMATION....................................................17

Item 1.      Legal Proceedings....................................................17

Item 2.      Changes in Securities................................................19

Item 3.      Defaults Upon Senior Securities......................................19

Item 4.      Submission of Matters to a Vote of Security Holders..................19

Item 5.      Other Information....................................................19

Item 6.      Exhibits and Reports on Form 8-K.....................................19

Signatures   .....................................................................20

Exhibit Index.....................................................................21



Norland Medical Systems, Inc.


                             I N T R O D U C T I O N

    The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company and the acceptance of such products and enhancements in the marketplace; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payers, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; (x) the results of the Company's financing efforts; (xi) the effect of the Company's accounting policies; and (xii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal, or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the Company's ability to retain and attract key employees. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Nothing contained in the Report should be viewed as suggesting the existence of a trend or the projection of any future trend with respect to any matter. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

On March 16, 1998, the Company announced that it would restate its revenues downward for the fourth quarter of 1996 and for the first, second, and third quarters of 1997. Financial statements and related disclosures contained in this Report with respect to the three- and six-months ended June 30, 1997, reflect the restated financial statements for such periods (see Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this Report). The balance sheet and related disclosures with respect to the year ended December 31, 1997 reflect the restated consolidated financial statements for the first three quarters of the year.

Norland Medical Systems, Inc.

PART I            FINANCIAL INFORMATION
Item 1.           Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                                June 30, 1998        December 31, 1997
                                                                                -------------        -----------------
                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                   $     1,285,972          $     3,082,202
  Accounts receivable - trade, less allowance for
    doubtful accounts of $2,500,000 at June 30, 1998
    and $2,200,00 at December 31, 1997                                              3,611,962                6,165,467
  Income taxes receivable                                                             994,722                1,774,314
  Inventories, net                                                                  4,730,488                5,163,682
  Officer's loan receivable                                                            88,884                   86,504
  Prepaid expenses and other current assets                                           181,288                  207,221
  Deferred income taxes                                                             2,793,210                2,559,758
                                                                                -------------        -----------------
          Total current assets                                                     13,686,526               19,039,148
                                                                                -------------        -----------------

Demonstration systems inventory, net                                                  129,472                   67,594
Investment in Vitel, Inc.                                                             260,000                  260,000
Property and equipment, net                                                           741,875                  807,572
Deferred income taxes                                                               2,289,808                  458,535
Goodwill, net                                                                       8,448,148                 8,745,676
                                                                                -------------        -----------------
          Total assets                                                          $  25,555,829             $  29,378,525
                                                                                -------------        -----------------
                                                                                -------------        -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable                                               $   1,112,962            $   1,122,788
  Accounts payable - related party                                                    581,532                  584,779
  Accounts payable - trade                                                          1,840,759                2,021,904
  Accrued expenses                                                                  1,847,612                1,923,938
  Accrued warranty expenses                                                           865,000                  890,000
  Accrued interest payable                                                            573,726                  284,375
  Customer deposits                                                                     --                    500,000
                                                                                -------------        -----------------
          Total current liabilities                                                6,821,591                7,327,784
                                                                                -------------        -----------------
Note payable, net of discount                                                     14,517,555               14,439,756

Stockholders' equity:
  Common stock, par value of $0.0005 per share, 20,000,000 shares authorized, 7,164,031 and 7,162,531 shares issued
   at June 30, 1998 and December 31, 1997, respectively                                3,581                   3,580
  Additional paid-in capital                                                      22,245,686              22,245,686
  Accumulated deficit                                                            (18,032,584)            (14,638,281)
                                                                                -------------        -----------------
          Total stockholders' equity                                               4,216,683               7,610,985
                                                                                -------------        -----------------
          Total liabilities and stockholders' equity                          $   25,555,829          $   29,378,525
                                                                                -------------        -----------------
                                                                                -------------        -----------------


See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)


                                                            For the Three Months Ended                For the Six Months Ended
                                                        ---------------------------------        --------------------------------
                                                        June 30, 1998       June 30, 1997        June 30, 1998      June 30, 1997
                                                        -------------       -------------        -------------      -------------
Revenue                                                 $   4,846,356       $   5,132,024        $   6,909,063      $   9,469,227
Cost of revenue                                             2,718,767           2,821,706            4,524,681          5,304,580
                                                        -------------       -------------        -------------      -------------
 Gross profit                                               2,127,589           2,310,318            2,384,382          4,164,647

Sales and marketing expense                                 1,821,620           1,401,537            3,486,195          2,503,677
General and administrative expense                          1,905,747             620,102            2,943,556          1,221,282
Research and development expense                              602,574              74,500            1,022,416            187,787
                                                        -------------       -------------        -------------      -------------
                                                            4,329,941           2,096,139            7,452,167          3,912,746

Operating (loss) income                                   (2,202,352)             214,179          (5,067,785)            251,901

Interest expense                                            (323,681)                  --            (641,699)                 --
Interest income                                               15,312              113,580              59,181             250,474
                                                        -------------       -------------        -------------      -------------

(Loss) income before income taxes                         (2,510,721)             327,759          (5,650,303)            502,375

(Benefit) provision for income taxes                      (1,006,000)             133,000          (2,256,000)            204,000
                                                        -------------       -------------        -------------      -------------
Net (loss) income                                      $  (1,504,721)      $      194,759       $  (3,394,303)     $      298,375
                                                        -------------       -------------        -------------      -------------
                                                        -------------       -------------        -------------      -------------
Weighted average number of common shares:
 Basic                                                     7,164,031            7,149,800           7,163,675           7,132,909
 Diluted                                                   7,164,031            7,188,847           7,163,675           7,175,780

(Loss) earnings per share:
 Basic                                             $           (0.21)     $          0.03   $           (0.47)    $          0.04
 Diluted                                           $           (0.21)     $          0.03   $           (0.47)    $          0.04



See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                                                    For the Six Months Ended
                                                                                    ------------------------
                                                                             June 30, 1998               June 30, 1997
                                                                             -------------               -------------
Cash flows from operating activities:
  Net (loss) income                                                           $ (3,394,303)              $     298,375
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
       Amortization expense                                                        385,684                     213,462
       Depreciation expense                                                        138,187                      58,861
       Provision for doubtful accounts                                             888,885                      29,000
       Inventory obsolescence expense                                              325,000                          --
       Deferred income taxes                                                    (2,256,000)                         --
       Changes in assets and liabilities:
            Accounts receivable                                                  1,664,620                   1,390,239
            Inventories                                                             26,133                  (3,525,321)
            Prepaid expenses and other current assets                               25,933                    (179,562)
            Accounts payable                                                      (184,392)                 (1,826,200)
            Accrued expenses                                                       188,025                     222,142
            Income taxes receivable                                                970,867                      49,286
            Customer deposits                                                     (500,000)                    (40,150)
                                                                             -------------               -------------
               Total adjustments                                                 1,672,942                  (3,608,243)
                                                                             -------------               -------------
                   Net cash used in
                   operating activities                                         (1,721,361)                 (3,309,868)
                                                                             -------------               -------------
Cash flows from investing activities:
  Purchase of property and equipment                                               (72,490)                    (86,554)
  Loans to officers                                                                 (2,380)                 (1,890,123)
  Repayment of loans to officers                                                        --                     500,000
  Product development loan to affiliate                                                 --                    (242,261)
  Sale of investment                                                                    --                   1,996,403
  Repayment of product development loan to affiliate                                    --                      32,046
                                                                             -------------               -------------
            Net cash (used in) provided by
            investing activities                                                   (74,870)                    309,511
                                                                             -------------               -------------
Cash flows from financing activities:
  Proceeds from stock options exercised                                                  1                         143
            Net cash provided by
            financing activities                                                         1                         143
                                                                             -------------               -------------
Net decrease in cash                                                            (1,796,230)                 (3,000,214)

Cash at beginning of period                                                      3,082,202                   8,133,468
                                                                             -------------               -------------
Cash at end of period                                                         $  1,285,972               $   5,133,254
                                                                             -------------               -------------
                                                                             -------------               -------------

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

The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)      INVENTORIES

As of June 30, 1998 and December 31, 1997 inventories consisted of the following:


                                                                       June 30, 1998              December 31, 1997
                                                                       -------------              -----------------
           Raw materials, product kits,
           spare parts and sub-assemblies                               $  2,604,851                    $ 2,201,268
           Work in progress                                                  410,096                        191,069
           Rental systems, net                                                10,884                         32,251
           Finished goods                                                  3,304,657                      4,014,094
           Inventory reserve                                              (1,600,000)                    (1,275,000)
                                                                       --------------                 --------------
                                                                       $   4,730,488                  $   5,163,682
                                                                       --------------                 --------------
                                                                       --------------                 --------------


Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

Systems used in the Company's short-term rental program are carried in inventory at lower of cost or net realizable value until the time of sale.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)


(3)      NOTE PAYABLE

On September 11, 1997, the Company acquired Norland Corporation ("Norland Corp.")from Norland Medical Systems B.V. ("NMS BV") in a transaction accounted for under the purchase method of accounting. The condensed consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") bearing interest at the rate of 7% per annum which is payable quarterly beginning September 30, 1997. A $1,250,000 portion of the Note principal was originally payable in cash on March 11, 1998. The Note has been amended to provide that such payment will not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal is due and payable on September 11, 2002. The Company may prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). Accrued and unpaid interest on the Note as of June 30, 1998 was $573,726. The Company made a $150,000 interest payment in July. The Company and NMS BV agreed that the balance of $423,726 would be payable on September 30, 1998. The Note is collateralized by a pledge of the shares of Norland Corp.

(4)      EARNINGS (LOSS) PER SHARE

Basic per share figures are computed using the weighted average number of common shares outstanding. Diluted per share figures are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method. The June 30, 1997 per share figures have been restated to reflect the provisions of SFAS No. 128 for all periods presented.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)


The calculations of per share results for the three- and six-month periods ended June 30, 1997 are as follows:


                                                                         Three Months              Six Months
                                                                             Ended                    Ended
                                                                         June 30, 1997            June 30, 1997
                                                                         -------------            -------------
         Numerator:
         Income available to common stockholders                         $   194,759              $   298,375

         Denominator:
         Basic weighted average shares outstanding                         7,149,800                7,132,909
         Effect of dilutive stock options                                     39,047                   42,871
         Dilutive weighted average shares outstanding                      7,188,847                7,175,780

         Basic earnings per share                                             $ 0.03                   $ 0.04
         Diluted earnings per share                                             0.03                     0.04


Certain options to purchase shares of Company common stock were outstanding, but were not included in computations of dilutive loss per share figures as their effects would be anti-dilutive. As of June 30, the numbers for such options for the three- and six-month periods then ended are as follows:


                                                                  1998                    1997
                                                                --------                 ------
                         Three months                            939,500                 375,375

                         Six months                              874,500                 375,375


(5)      LITIGATION

A shareholder's class action and derivative complaint, entitled Irwin J. Miller
v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its 1997 Annual

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The other terms of the agreement in principle were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement was executed, subject to the approval by the Court of Chancery. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, filed an objection to the settlement. As a result of the restatement of the Company's financial statements referred to elsewhere in this Report, the plaintiff has withdrawn his support for the Stipulation of Settlement and has moved for leave to file an amended and supplemental complaint that would seek, among other things: to rescind the acquisition of Norland Corp.; to recover compensation for injuries allegedly suffered by the Company and the members of the stockholder class; and costs, disbursements, and counsel and expert fees. Defendants have consented to the filing of such amended and supplemental complaint. Defendants are presently scheduled to file their response with the Court by September 15, 1998.

The Company and Norland Corp. were named as defendants in an action, entitled Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, et al., brought by Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's subsidiary, Dove Medical Systems, Inc.("Dove"), in the United States District Court for the Central District of California. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. This action has been settled pursuant to a Settlement Agreement and Mutual General Release dated August 11, 1998. The portion of the purchase price paid by the Company for Dove that has been held in escrow (cash and shares of the Company's Common Stock) will be released to the former owners of Dove, and the Company will make an additional payment of $40,000 to Dr. and Mrs. Piccioni. Dr. and Mrs. Piccioni have agreed to end their direct involvement in the Miller case and to withdraw their application for the payment of their attorneys' fees incurred in connection with the Miller case.

On April 12, 1998 a complaint entitled Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams, and Norland Medical Systems, Inc., was filed in the United States District Court for the Southern District of New York against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first, second, and third quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. The defendants' time to respond to the amended complaint has not yet expired.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

On June 30, 1998, Lunar Corporation and Stanford University commenced a patent infringement action against the Company and Norland Corp., a subsidiary of the Company. The action, entitled Lunar Corporation and The Board of Trustees of the Leland Stanford Junior University v. Norland Corporation and Norland Medical Systems, Inc, was filed in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the dual-energy x-ray absorptiomety (DXA) bone densitometers manufactured by Norland Corp. and sold by the Company infringe on U.S. Patent No. 4,686,695 (the "Patent"), owned by Stanford University and licensed to Lunar. Plaintiffs seek a declaration that the defendants have infringed the Patent, a permanent injunction restraining defendants from infringing the Patent, damages, treble damages, costs and expenses (including attorneys' fees). The Company and Norland Corp. have filed an answer to the complaint denying any infringement and a counterclaim seeking a declaration that the defendants have not infringed the Patent and that the Patent is invalid and unenforceable.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

(6)      OTHER EVENTS

The Nasdaq Stock Market delisting hearing referred to in the Company's Report on Form 10-Q for the quarter ended March 31, 1998, was completed on July 29, 1998. The hearing primarily addressed the Company's lack of compliance with the Nasdaq National Market listing requirement to maintain net tangible assets of at least $4,000,000 and the Company's restatement of its financial statements for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. The hearing panel has not yet rendered a decision. In addition, on August 12, 1998 the Company was notified by Nasdaq that the market value of the public float of the Company's Common Stock was less than the $5,000,000 minimum required for continued listing on the Nasdaq National Market. Nasdaq informed the Company that if the market value of the public float does not equal or exceed $5,000,000 for ten consecutive trading days during the period ending November 9, 1998, the Company's Common Stock would be delisted from the Nasdaq National Market.

(7)      RESTATEMENT OF FINANCIAL INFORMATION

The Company has restated its financial statements for the quarters ended June 30, 1997 and March 31, 1997. A review of sales transactions recorded in the quarters revealed that certain transactions that the Company treated as sales, and with respect to which it recognized revenue, should not have been treated as sales for purposes of revenue recognition. As a result, the financial statements were restated to eliminate the transactions that should not have been treated as sales.

All material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results for the three- and six-month periods ended June 30, 1997 as originally reported is summarized as follows:


                                                     Three Months Ended                        Six Months Ended
                                                        June 30, 1997                            June 30, 1997
                                                       ---------------                          --------------
                                                As Reported         As Restated          As Reported         As Restated
                                                -----------         -----------          -----------         -----------
Net revenue                                     $ 7,184,624         $ 5,132,024         $ 13,130,909         $ 9,469,227
Gross profit                                      3,138,285           2,310,318            5,699,698           4,164,647
Operating income                                    950,078             214,179            1,610,282             251,901
Net income                                          631,658             194,759            1,104,756             298,375
Earnings per share - diluted                           0.09                0.03                 0.15                0.04
Total assets                                                                              29,963,223          28,769,445
Total current liabilities                                                                  2,337,460           2,363,582
Retained earnings                                                                          5,463,999           4,244,099


Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

(8)      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," requires that comprehensive income and its components be reported in the financial statements. Comprehensive income represents the change in net assets of a business enterprise as a result of non-owner transactions. The Company adopted this standard during the first quarter of 1998 with no impact on the financial statements as there were no other comprehensive income components.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that publicly traded companies report financial and descriptive information about its reportable operating segments. The Company is required to adopt this standard in the fourth quarter of 1998 and is currently evaluating the impact of this standard.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that a company recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. The Company is required to adopt this standard in the first quarter of 2000. The Company does not currently have any derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

Revenue for the three months ended June 30, 1998 decreased $285,668 (5.6%) to $4,846,356 from $5,132,024 for the comparable period of 1997. This decrease in revenue was primarily the result of reduced revenues from sales of parts and services. Total revenue from sales of bone densitometry systems was relatively unchanged. Revenue for the six months ended June 30, 1998 decreased $2,560,164 (27.0%) to $6,909,063 from $9,469,227 for the comparable period in 1997.
 The decrease was largely the result of significantly decreased sales of its central DXA-based systems in the United States and Pacific Rim, especially in the first quarter of 1998. Other factors that contributed to this decrease were reduced revenue from sales of peripheral x-ray systems in the first quarter and lower revenue from sales of parts and services. Sales in the United States and Pacific Rim represented 73.4% and 7.8%, respectively, of total revenue for the three months ended June 30, 1998 and 65.8% and 15.6%, respectively, of total revenue for the three months ended June 30, 1997. Sales in the United States and Pacific Rim represented 69.7% and 9.4%, respectively, of total revenue for the six months ended June 30, 1998 and 69.2% and 15.5%, respectively, of total revenue for the six months ended June 30, 1997. A majority of the Company's revenue for the three- and six-month periods ended June 30, 1998 and 1997 was derived from sales of the Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 94.8% and 88.2% of total revenue for the three months ended June 30, 1998 and 1997, respectively, and 92.2% and 88.9% of total revenues for the six months ended June 30, 1998 and 1997. Sales of parts and services and rental income comprised the balance of revenue for such periods.

Norland Medical Systems, Inc.
Results of Operations (continued):


Sales in the United States have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA's national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

Cost of revenue as a percentage of revenue was 56.1% and 55.0% for the three months ended June 30, 1998 and 1997, respectively, resulting in a gross margin of 43.9% for the three months ended June 30, 1998 compared to 45.0% for the comparable period of 1997. Cost of revenue as a percentage of revenue was 65.5% and 56.0% for the six months ended June 30, 1998 and 1997, respectively, resulting in a gross margin of 34.5% for the six months ended June 30, 1998 compared to 44.0% for the comparable period of 1997. The gross margin for the first half of 1998 was adversely affected by a $325,000 charge taken in the first quarter for an increased inventory reserve. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenues are lower for any particular period, such fixed costs have a more negative impact on gross margin.

Sales and marketing expense increased $420,083 (30.0%) to $1,821,620 for the three months ended June 30, 1998 from $1,401,537 for the three months ended June 30, 1997, and increased as a percentage of revenue to 37.6% from 27.3%. Sales and marketing expense increased $982,518 (39.2%) to $3,486,195 for the six months ended June 30, 1998 from $2,503,677 for the six months ended June 30, 1997, and increased as a percentage of revenue to 50.5% from 26.4%. The dollar increases were primarily due to increased expenses of the Company's customer service department required to support the expanding installed base of systems in the United States, expenses of sales and marketing personnel hired during 1997, and the continuing cost of marketing efforts that were expanded during 1997.

General and administrative expense increased $1,285,645 (207.3%) to $1,905,747 for the three months ended June 30, 1998 from $620,102 for the three months ended June 30, 1997 and increased as a percentage of revenue to 39.3% from 12.1%. General and administrative expense increased $1,722,274 (141.0%) to $2,943,556 for the six months ended June 30, 1998 from $1,221,282 for the six months ended June 30, 1997, and increased as a percentage of revenue to 42.6% from 12.9%. The largest component of these increases was an increase in charges for doubtful accounts, including a $730,000 charge taken in the second quarter with respect to one of

Norland Medical Systems, Inc.
Results of Operations (continued):


its dealers whose dealer agreement expired during the quarter. Other contributing factors were higher professional fees and the inclusion of general and administrative expenses of Norland Corp., including goodwill amortization expenses related to the Company's acquisition of Norland Corp. on September 11, 1997. The increases were partially offset by the elimination of expenses for the Company's Dove Medical Systems subsidiary, whose Newbury Park, California facility was closed in September 1997.

Research and development expense increased $528,074 (708.8%) to $602,574 for the three months ended June 30, 1998 from $74,500 for the three months ended June 30, 1997, and also increased as a percentage of revenue to 12.4% from 1.5%. Research and development expense increased $834,629 (444.5%) to $1,022,416 for the six months ended June 30, 1998 from $187,787 for the six months ended June 30, 1997, and increased as a percentage of revenue to 14.8% from 2.0%. The dollar increases were primarily the result of the inclusion of research and development expenses of Norland Corp. that were partially offset by the elimination of expenses of Dove Medical Systems.

The increases in expense as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's reduced revenues for the first two quarters of 1998.

Interest expense of $323,681 and $641,699 for the three- and six-month periods ended June 30, 1998, respectively, represent interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. on September 11, 1997. Interest income in the three- and six-month periods ended June 30, 1998 and 1997 consisted primarily of interest earned on the Company's cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decreases in interest income in the three- and six-month periods ended June 30, 1998 as compared to June 30, 1997 reflect reduced interest income resulting from the Company's reduced cash position.

The income tax benefit as a percentage of loss before income taxes was 40.1% for the quarter ended June 30, 1998, as compared to a provision for income taxes of 40.6% for the same period in 1997. Management believes that, based on the Company's history of operating earnings, exclusive of nonrecurring charges in 1997 and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets as recorded.

The Company had a net loss of $1,504,721 ($0.21 per share) for the three months ended June 30, 1998 compared to net income of $194,759 ($0.03 per share) for the three months ended June 30, 1997. The Company had a net loss of $3,394,303 ($0.47 per share) for the six months ended June 30, 1998 compared to net income of $298,375 ($0.04 per share) for the six months ended June 30, 1997. The change was due primarily to the factors discussed above.

Norland Medical Systems, Inc.
Results of Operations (continued):


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash of $3,082,202. At June 30, 1998, the Company had cash of $1,285,972. The decrease in cash was primarily attributed to the net use of cash in operating activities as a result of the net operating loss.


The Company's accounts receivable decreased $2,553,505 (41.4%) to $3,611,962 at June 30, 1998 from $6,165,467 at December 31, 1997, primarily reflecting lower revenues over the six-month period, as well as a $300,000 net increase in the allowance for doubtful accounts. At June 30, 1998, the two largest balances, 11.5% and 10.2% of such outstanding trade receivables, were owed by two North American distributors.

Property and equipment as of June 30, 1998 consisted of leasehold improvements, computer and telephone equipment, a management information system, office furniture, and tooling for the products manufactured by the Company. At the present time, except for additional tooling, no significant capital expenditures for additional equipment of systems are planned for 1998.

The Purchase Note issued to NMS BV as part of the purchase price for Norland Corp. was amended to provide that the $1,250,000 principal payment originally due on March 11, 1998 will not be payable until such time as the Company receives at least $2,000,000 from a debt or equity financing. Depending on when such principal payment is made, interest payments on the Purchase Note will range from approximately $285,000 to $265,000 per quarter. Accrued and unpaid interest on the Note as of June 30, 1998 was $573,726. The Company made a $150,000 interest payment in July. The Company and NMS BV agreed that the balance of $423,726 would be payable on September 30, 1998. The Note is collateralized by a pledge of the shares of Norland Corp.

The Company plans to fund its ongoing operations from its cash position and cash flow from operations (including tax refunds). In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company will be required to use working capital to build up inventory of its recently introduced Apollo DXA, a peripheral system that measures bone density at the heel. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

The Nasdaq Stock Market delisting hearing referred to in the Company's Report on Form 10-Q for the quarter ended March 31, 1998, was completed on July 29, 1998. The hearing primarily addressed the Company's lack of compliance with the Nasdaq National Market listing requirement to maintain net tangible assets of at least $4,000,000 and the Company's restatement of its financial statements for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. The hearing panel has not yet rendered a decision. In addition, on August 12, 1998 the Company was notified by Nasdaq that the market value of the public float of the Company's Common Stock was less than the $5,000,000 minimum required for continued listing on the Nasdaq National Market. Nasdaq informed the Company that if the market value of the public float does not equal or exceed $5,000,000 for ten consecutive trading days during the period ending November 9, 1998, the Company's Common Stock would be delisted from the Nasdaq National Market.

Norland Medical Systems, Inc.
Results of Operations (continued):


The Company has been seeking equity financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.


FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates on future sales and product mix, the company's ability to realize deferred tax assets as recorded, and statements with respect to future capital expenditures and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction.

Norland Medical Systems, Inc.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         A shareholder's class action and derivative complaint, entitled Irwin
         J. Miller v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its 1997 Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The other terms of the agreement in principle were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed, subject to the approval by the Court of Chancery. Robert L. Piccioni and Joan Piccioni, plaintiffs in the action referred to below, filed an objection to the settlement. As a result of the restatement of the company's financial statements referred to elsewhere in this Report, the plaintiff has withdrawn his support for the Stipulation of Settlement and has moved for leave to file an amended and supplemental complaint that would seek, among other things, to rescind the acquisition of Norland Corp.; recover compensation or injuries allegedly suffered by the Company and the members of the stockholder class; and recover costs, disbursements, and counsel and expert fees. Defendants have consented to the filing of such amended and supplemental complaint. Defendants are presently scheduled to file their response with the Court by September 15, 1998.

         The Company and Norland Corp. were named as defendants in an action, entitled Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, Inc. and Norland Corp., brought by Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove subsidiary, in the United States District Court for the Central District of California. The action was commenced shortly after the Company made claims for indemnification from Dr. and Mrs. Piccioni and certain other former stockholders of Dove in connection with the Company's

Norland Medical Systems, Inc.

         acquisition of Dove in April of 1996. The complaint was subsequently amended to add Reynald G. Bonmati, the Company's President and Chairman of the Board, and Albert S. Waxman, a director of the Company, as defendants. This action has been settled pursuant to a Settlement Agreement and Mutual General Release dated August 11, 1998. The portion of the purchase price paid by the Company for Dove that has been held in escrow (cash and shares of the Company's Common Stock) will be released to the former owners of Dove, and the Company will make an additional payment of $40,000 to Dr. and Mrs. Piccioni. Dr. and Mrs. Piccioni have agreed to end their direct involvement in the Miller case and to withdraw their application for the payment of their attorneys' fees incurred in connection with the Miller case.

         On April 12, 1998 a complaint entitled Wesley D. Johnson and Pamela S.
         T. Johnson v. Reynald G. Bonmati, Kurt W. Streams, and Norland Medical Systems, Inc., was filed in the United States District Court for the Southern District of New York against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first, second, and third quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. The defendants' time to respond to the amended complaint has not yet expired.

         On June 30, 1998, Lunar corporation and Stanford University commenced a patent infringement action against the Company and Norland Corp., a Subsidiary of the Company. The action, entitled Lunar Corporation and The Board of Trustees of the Leland Stanford Junior University v. Norland Corporation and Norland Medical Systems, Inc, was filed in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the dual-energy x-ray absorptiomety (DXA) bone densitometers manufactured by Norland Corp. and sold by the Company infringe in U.S. Patent No. 4,686,695 (the "Patent"), owned by Stanford University and licensed to Lunar. Plaintiffs seek a declaration that the defendants have infringes the Patent, a permanent injunction restraining defendants from infringing the Patent, damages, treble damages, costs and expenses (including attorneys' fees). The Company and Norland Corp. have filed an answer to the complaint denying any infringement and a counterclaim seeking a declaration that the defendants have not infringed the Patent and that the Patent is invalid and unenforceable.

Norland Medical Systems, Inc.


Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc. was held on June 3, 1998.

         (b) The following persons were elected as directors of the company at the Annual Meeting: Jeremy C. Allen, James J. Baker, Reynald
              G. Bonmati, Michael W. Huber, Andre-Jacques Neusy, and Albert S. Waxman.

         (c) The election of directors was the only matter voted on at the Annual Meeting. The proposal to elect the six persons named in
              Item 4(b) as directors of the Company for the ensuing year was approved as follows:
              Jeremy C. Allen - 5,072,784 shares in favor and 1,552,124 shares withheld;
              James J. Baker - 5,080,330 shares in favor and 1,544,578 shares withheld;
              Reynald G. Bonmati - 5,080,330 shares in favor and 1,544,578 shares withheld;
              Michael W. Huber - 5,079,330 shares in favor and 1,545,578 shares withheld;
              Andre-Jacques Neusy - 5,079,330 shares in favor and 1,545,578 shares withheld;
              Albert S. Waxman - 5,080,330 shares in favor and 1,544,578 shares withheld;
              There were no broker non-votes.

Item 5.  Other Information

         The Nasdaq Stock Market delisting hearing referred to in the Company's Report on Form 10-Q for the quarter ended March 31, 1998, was completed on July 29, 1998. The hearing primarily addressed the Company's lack of compliance with the Nasdaq National Market listing requirement to maintain net tangible assets of at least $4,000,000 and the Company's restatement of its financial statements for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. The hearing panel has not yet rendered a decision. In addition, on August 12, 1998 the Company was notified by Nasdaq that the market value of the public float of the Company's Common Stock was less than the $5,000,000 minimum required for continued listing on the Nasdaq National Market. Nasdaq informed the Company that if the market value of the public float does not equal or exceed $5,000,000 for ten consecutive trading days during the period ending November 9, 1998, the Company's Common Stock would be delisted from the Nasdaq National Market.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits furnished:

              27            Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

Norland Medical Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORLAND MEDICAL SYSTEMS, INC.
                                (Registrant)


                                /s/ Reynald G. Bonmati
Date: August 14, 1998           -------------------------------------------
                                Reynald G. Bonmati
                                President


                                /s/ Kurt W. Streams
Date: August 14, 1998           --------------------------------------------
                                Kurt W. Streams
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index


Number        Description
------        -----------
27            Financial Data Schedule
