Form 10-Q
period 1998-09-30
NORLAND MEDICAL SYSTEMS INC
filed 1998-11-17
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               -------------------------------------------------

                                        OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------


Commission file number                           0-26206
                       ---------------------------------------------------------

                         Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 06-1387931
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                       106 Corporate Park Drive, Suite 106
                          White Plains, New York 10604
-------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)

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

     As of November 13, 1998, 7,164,031 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                                                          Page
Title Page...................................................................................................1
Document Table of Contents...................................................................................2
Introduction.................................................................................................3

PART I       FINANCIAL INFORMATION (Unaudited) ..............................................................4

Item 1.      Condensed Consolidated Financial Statements.....................................................4
             Condensed Consolidated Balance Sheets...........................................................4
             Condensed Consolidated Statements of Operations.................................................5
             Condensed Consolidated Statements of Cash Flows.................................................6
             Notes to Condensed Consolidated Financial Statements............................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................12


PART II      OTHER INFORMATION..............................................................................16

Item 1.      Legal Proceedings..............................................................................16

Item 2.      Changes in Securities..........................................................................17

Item 3.      Defaults Upon Senior Securities................................................................17

Item 4.      Submission of Matters to a Vote of Security Holders............................................17

Item 5.      Other Information..............................................................................17

Item 6.      Exhibits and Reports on Form 8-K...............................................................18

Signatures   ...............................................................................................19

Exhibit Index...............................................................................................20

Norland Medical Systems, Inc.


                             I N T R O D U C T I O N

     The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company and the acceptance of such products and enhancements in the marketplace; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third-party payers, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; (x) the results of the Company's financing efforts; (xi) the effect of the Company's accounting policies; and (xii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal, or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the Company's ability to retain and attract key employees. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Nothing contained in the Report should be viewed as suggesting the existence of a trend or the projection of any future trend with respect to any matter. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

     On March 16, 1998, the Company announced that it would restate its revenues downward for the fourth quarter of 1996 and for the first, second, and third quarters of 1997. Financial statements and related disclosures contained in this Report with respect to the three- and nine-months ended September 30, 1997, reflect the restated financial statements for such periods (see Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this Report). The balance sheet and related disclosures with respect to the year ended December 31, 1997 reflect the restated consolidated financial statements for the first three quarters of the year.

Norland Medical Systems, Inc.

PART I            FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                           September 30, 1998        December 31, 1997
                                                                           ------------------        -----------------
                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                     $   1,397,483            $   3,082,202
  Accounts receivable - trade, less allowance for
    doubtful accounts of $2,600,000 at September 30, 1998
    and $2,200,000 at December 31, 1997                                             2,934,031                6,165,467
  Income taxes receivable                                                             140,347                1,774,314
  Inventories, net                                                                  3,709,812                5,131,431
  Officer's loan receivable                                                            90,094                   86,504
  Prepaid expenses and other current assets                                           204,257                  207,221
  Deferred income taxes                                                             2,793,210                2,559,758
                                                                                   ----------               ----------
          Total current assets                                                     11,269,234               19,006,897
                                                                                   ----------               ----------

Demonstration systems, net                                                            398,823                   99,845
Investment in Vitel, Inc.                                                                  --                  260,000
Property and equipment, net                                                           814,429                  807,572
Deferred income taxes                                                               2,149,751                  458,535
Goodwill, net                                                                       8,299,384                8,745,676
                                                                                   ----------               ----------
          Total assets                                                          $  22,931,621            $  29,378,525
                                                                                   ----------               ----------
                                                                                   ----------               ----------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable                                               $   1,113,846            $   1,122,788
  Accounts payable - related party                                                    276,562                  584,779
  Accounts payable - trade                                                          1,372,998                2,021,904
  Accrued expenses                                                                  1,770,122                1,923,938
  Accrued warranty expenses                                                           920,000                  890,000
  Accrued interest payable                                                            715,978                  284,375
  Customer deposits                                                                        --                  500,000
                                                                                   ----------               ----------
          Total current liabilities                                                 6,169,506                7,327,784
                                                                                   ----------               ----------

Note payable, net of discount                                                      14,551,704               14,439,756

Stockholders' equity:
  Common stock, par value of $0.0005 per share, 20,000,000
     shares authorized, 7,164,031 and 7,162,531 shares issued
     at September 30, 1998 and December 31, 1997, respectively                          3,581                    3,580
  Additional paid-in capital                                                       22,245,686               22,245,686
  Accumulated deficit                                                             (20,038,856)             (14,638,281)
                                                                                   ----------               ----------
          Total stockholders' equity                                                2,210,411                7,610,985
                                                                                   ----------               ----------
          Total liabilities and stockholders' equity                            $  22,931,621             $ 29,378,525
                                                                                   ----------               ----------
                                                                                   ----------               ----------

See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

                                                            For the Three Months Ended               For the Nine Months Ended
                                                        --------------------------------         --------------------------------
                                                        September 30,       September 30,        September 30,      September 30,
                                                                 1998                1997                 1998               1997
                                                        -------------       -------------        -------------      -------------
Revenue                                                 $   4,130,592       $   5,338,508         $ 11,039,655       $ 14,807,735
Cost of revenue                                             2,066,503           3,123,219            6,591,184          8,427,799
                                                        -------------       -------------        -------------      -------------
               Gross profit                                 2,064,089           2,215,289            4,448,471          6,379,936


Sales and marketing expense                                 1,610,729           1,530,528            5,096,924          4,034,205
General and administrative expense                          1,494,809           1,165,574            4,438,365          2,386,856
Research and development expense                              393,529             165,502            1,415,945            353,289
In-process research and development charge                         --           7,900,000                   --          7,900,000
Other non-recurring charges                                        --           9,909,880                   --          9,909,880
                                                        -------------       -------------        -------------      -------------
                                                            3,499,067          20,671,484           10,951,234         24,584,230

Operating loss                                             (1,434,978)        (18,456,195)          (6,502,763)       (18,204,294)

Loss on investment in Vitel, Inc.                            (260,000)                 --             (260,000)                --
Interest expense                                             (327,285)            (66,096)            (968,984)           (66,096)
Interest income                                                15,991              75,764               75,172            326,238
                                                        -------------       -------------        -------------      -------------
Loss before income taxes                                   (2,006,272)        (18,446,527)          (7,656,575)       (17,944,152)

Benefit for income taxes                                           --           2,342,709            2,256,000          2,138,709
                                                        -------------       -------------        -------------      -------------
Net loss                                                 $ (2,006,272)     $  (16,103,818)       $  (5,400,575)      $(15,805,443)
                                                        -------------       -------------        -------------      -------------
                                                        -------------       -------------        -------------      -------------
Weighted average number of common shares:
          Basic                                             7,163,531           7,154,161            7,163,795          7,140,071
          Diluted                                           7,163,531           7,154,161            7,163,795          7,140,071

Loss per share:
          Basic                                                $(0.28)             $(2.25)              $(0.75)            $(2.21)
          Diluted                                              $(0.28)             $(2.25)              $(0.75)            $(2.21)


See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   For the Nine Months Ended
                                                                        ----------------------------------------------
                                                                        September 30, 1998          September 30, 1997
                                                                        ------------------          ------------------
Cash flows from operating activities:
  Net loss                                                                   $ (5,400,575)           $     (15,805,443)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
       In-process research and development charge                                       --                   7,900,000
       Other non-recurring charges                                                      --                   9,909,880
       Amortization expense                                                        629,253                     419,594
       Depreciation expense                                                        207,621                      97,532
       Gain on sale of investment                                                       --                     (47,364)
       Loss on investment in Vitel, Inc.                                           260,000                          --
       Provision for doubtful accounts                                           1,121,531                     429,000
       Inventory obsolescence expense                                              325,000                     252,660
       Deferred income taxes                                                   (2,256,000)                  (2,437,000)
       Changes in assets and liabilities, net of business
         acquired:
            Accounts receivable                                                  2,109,905                     253,906
            Inventories                                                            717,686                  (3,329,472)
            Prepaid expenses and other current assets                                2,964                      67,837
            Accounts payable                                                     (957,123)                  (4,176,523)
            Accrued expenses                                                       307,787                     436,683
            Income taxes receivable                                              1,965,299                     108,105
            Customer deposits                                                    (500,000)                          --
                                                                             ------------                 ------------
                   Net cash used in operating activities                       (1,466,652)                  (5,920,605)
                                                                             ------------                 ------------
Cash flows from investing activities:
  Purchase of Norland Corporation, net of cash acquired                                --                   (2,017,509)
  Purchase of property and equipment                                             (214,478)                    (120,468)
  Loans to officers                                                                (3,590)                  (1,908,363)
  Repayment of loans to officers                                                       --                    2,404,773
  Sale of investment                                                                   --                    1,996,403
  Product development loan to affiliate                                                --                     (252,261)
  Repayment of product development loan to affiliate                                   --                       32,046
                                                                             ------------                 ------------
            Net cash (used in) provided by investing activities                  (218,068)                     134,621
                                                                             ------------                 ------------
Cash flows from financing activities:
  Proceeds from stock options exercised                                                 1                       37,643
                                                                             ------------                 ------------
Net decrease in cash                                                           (1,684,719)                  (5,748,341)
Cash at beginning of period                                                     3,082,202                    8,133,468
                                                                             ------------                 ------------
Cash at end of period                                                        $  1,397,483                 $  2,385,127
                                                                             ------------                 ------------
                                                                             ------------                 ------------
Non-cash investing and financing activities:
    Note payable issued to acquire Norland Corporation,
      net of discount                                                                  --                 $ 15,522,461

Cash paid for:
  Income taxes                                                               $         --                 $    190,186
  Interest                                                                        150,000                           --


See accompanying notes to condensed consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, and included in the Company's Form 10-K for such year.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)      INVENTORIES

As of September 30, 1998 and December 31, 1997 inventories consisted of the following:

                                                                  September 30, 1998              December 31, 1997
                                                                  ------------------              -----------------
           Raw materials, product kits,
             spare parts and sub-assemblies                             $  2,345,092                    $ 2,201,268
           Work in progress                                                  322,112                        191,069
           Finished goods                                                  2,642,608                      4,014,094
           Inventory reserve                                              (1,600,000)                    (1,275,000)
                                                                       -------------                  -------------
                                                                         $ 3,709,812                    $ 5,131,431
                                                                       -------------                  -------------
                                                                       -------------                  -------------

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)


(3)      NOTE PAYABLE

On September 11, 1997, the Company acquired Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV") in a transaction accounted for under the purchase method of accounting. The condensed consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") bearing interest at the rate of 7% per annum which is payable quarterly. A $1,250,000 portion of the Note principal was originally payable in cash on March 11, 1998. The Note has been amended to provide that such payment will not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal is due and payable on September 11, 2002. The Company may prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and may extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). In October 1998 interest on the Note was paid through June 30, 1998. The Company and NMSBV have agreed that the $292,252 of interest for the period from July 1, 1998 through September 30, 1998 will be payable on December 31, 1998. The Note is collateralized by a pledge of the shares of Norland Corp.

(4)      PER SHARE RESULTS

Basic per share figures are computed using the weighted average number of common shares outstanding. Diluted per share figures are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method. The September 30, 1997 per share figures have been restated to reflect the provisions of SFAS No. 128 for all periods presented.

The calculations of per share results for the three- and nine-month periods ended September 30, 1997 are as follows:

                                                                  Three Months                  Nine Months
                                                                      Ended                        Ended
                                                               September 30, 1997           September 30, 1997
                                                               ------------------           ------------------
Numerator:
Loss available to common stockholders                              $   16,103,818               $   15,805,443

Denominator:
Basic weighted average shares outstanding                               7,154,161                    7,140,071
Effect of dilutive stock options                                                0                            0
Dilutive weighted average shares outstanding                            7,154,161                    7,140,071

Basic and diluted loss per share                                           $(2.25)                      $(2.21)

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited

Certain options to purchase shares of Company common stock were outstanding, but were not included in computations of dilutive loss per share figures as their effects would be anti-dilutive. As of September 30, the numbers for such options for the three- and nine-month periods then ended are as follows:

                                                                  1998                    1997
                                                                 -------                 ------
                         Three months                            849,500                 612,000
                         Nine months                             849,500                 586,000

(5)      LITIGATION

A shareholder's class action and derivative complaint, entitled Irwin J. Miller
v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its 1997 Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The other terms of the agreement in principle were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement was executed, subject to the approval by the Court of Chancery. As a result of the restatement of the Company's financial statements referred to elsewhere in this Report, the plaintiff withdrew his support for the Stipulation of Settlement and moved for leave to file an amended and supplemental complaint that seeks, among other things: to rescind the acquisition of Norland Corp.; to recover compensation for injuries allegedly suffered by the Company and the members of the stockholder class; and costs, disbursements, and counsel and expert fees. Defendants consented to the filing of such amended and supplemental complaint. All defendants have filed answers to the amended and restated complaint.

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

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

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

On June 30, 1998, Lunar Corporation and Stanford University commenced a patent infringement action against the Company and Norland Corp., a subsidiary of the Company. The action, entitled Lunar Corporation and The Board of Trustees of the Leland Stanford Junior University v. Norland Corporation and Norland Medical Systems, Inc, was filed in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the dual-energy x-ray absorptiometry (DXA) bone densitometers manufactured by Norland Corp. and sold by the Company infringe on U.S. Patent No. 4,686,695 (the "Patent"), owned by Stanford University and licensed to Lunar. Plaintiffs seek a declaration that the defendants have infringed the Patent, a permanent injunction restraining defendants from infringing the Patent, damages, treble damages, costs and expenses (including attorneys' fees). The Company and Norland Corp. have filed an answer to the complaint denying any infringement and a counterclaim seeking a declaration that the defendants have not infringed the Patent and that the Patent is invalid and unenforceable. The parties have been having settlement discussions.

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

(6)      RESTATEMENT OF FINANCIAL INFORMATION

The Company has restated its financial statements for the quarters ended September 30, 1997, June 30, 1997 and March 31, 1997. A review of sales transactions recorded in the quarters revealed that certain transactions that the Company treated as sales, and with respect to which it recognized revenue, should not have been treated as sales for purposes of revenue recognition. As a result, the financial statements were restated to eliminate the transactions that should not have been treated as sales.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

All material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results for the three- and nine-month periods ended September 30, 1997 as originally reported is summarized as follows:

                                                      Three Months Ended                        Nine Months Ended
                                                      September 30, 1997                        September 30, 1997
                                                -------------------------------          -------------------------------
                                                As Reported         As Restated          As Reported         As Restated
                                                -----------         -----------         ------------         -----------
Revenue                                         $ 6,360,537         $ 5,338,508         $ 19,491,446         $14,807,735

Gross profit                                      3,379,581           2,215,289            9,079,279           6,379,936
Operating loss                                  (17,529,810)        (18,456,195)         (15,919,528)        (18,204,294)
Net loss                                        (15,466,142)        (16,103,818)         (14,361,386)        (15,805,443)
Loss per share - diluted                             $(2.15)             $(2.25)              $(2.00)             $(2.21)
Total assets                                                                              33,380,973          31,813,415
Total current liabilities                                                                  6,611,922           6,206,241
Accumulated deficit                                                                       10,002,143          11,164,020


(7)      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," becomes effective for fiscal years beginning January 1, 2000. The Company has not yet determined the impact, if any, that the adoption of this statement may have on the Company's financial statements.

Norland Medical Systems, Inc.
Results of Operations (continued):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1998 decreased $1,207,916 (22.6%) to $4,130,592 from $5,338,508 for the comparable period of 1997.
Revenue for the nine months ended September 30, 1998 decreased $3,768,080 (25.4%) to $11,039,655 from $14,807,735 for the comparable period in 1997.
The decreases were largely the result of lower sales of densitometry systems especially in the United States, and lower revenue from sales of parts and services. The decreases in U.S. sales were partially offset by a large third quarter single order sale of peripheral systems in the Pacific Rim. Sales in the United States and Pacific Rim represented 60.3% and 24.5%, respectively, of total revenue for the three months ended September 30, 1998 and 77.1% and 3.4%, respectively, of total revenue for the three months ended September 30, 1997. Sales in the United States and Pacific Rim represented 66.1% and 15.0%, respectively, of total revenue for the nine months ended September 30, 1998 and 72.0% and 11.1%, respectively, of total revenue for the nine months ended September 30, 1997. A majority of the Company's revenue for the nine-month periods ended September 30, 1998 and 1997 was derived from sales of the Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 90.8% and 88.3% of total revenue for the three months ended September 30, 1998 and 1997, respectively, and 91.7% and 88.7% of total revenues for the nine months ended September 30, 1998 and 1997. Sales of parts and services and rental income comprised the balance of revenue for such periods.

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

Norland Medical Systems, Inc.
Results of Operations (continued):


Cost of revenue as a percentage of revenue was 50.0% and 58.5% for the three months ended September 30, 1998 and 1997, respectively, resulting in a gross margin of 50.0% for the three months ended September 30, 1998 compared to 41.5% for the comparable period of 1997. The increase in gross margin is primarily attributable to the third quarter 1998 sale of certain systems that had been written off in prior periods and the adverse affect of a $253,000 inventory reserve charge taken in the quarter ended September 30, 1997. Cost of revenue as a percentage of revenue was 59.7% and 56.9% for the nine months ended September 30, 1998 and 1997, respectively, resulting in a gross margin of 40.3% for the nine months ended September 30, 1998 compared to 43.1% for the comparable period of 1997. The gross margin for the nine months ended September 30, 1998 was adversely affected by a $325,000 charge taken in the first quarter for an increased inventory reserve. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenues are lower for any particular period, such fixed costs have a more negative impact on gross margin.

Sales and marketing expense increased $80,201 (5.2%) to $1,610,729 for the three months ended September 30, 1998 from $1,530,528 for the three months ended September 30, 1997, and increased as a percentage of revenue to 39.0% from 28.7%. Sales and marketing expense increased $1,062,719 (26.3%) to $5,096,924 for the nine months ended September 30, 1998 from $4,034,205 for the nine months ended September 30, 1997, and increased as a percentage of revenue to 46.2% from 27.2%. The dollar increases were primarily due to increased expenses of the Company's customer service department required to support the expanding installed base of systems in the United States, expenses of sales and marketing personnel hired during the second half of 1997, and the continuing cost of marketing efforts that were expanded during the second half of 1997.

General and administrative expense increased $329,235 (28.2%) to $1,494,809 for the three months ended September 30, 1998 from $1,165,574 for the three months ended September 30, 1997 and increased as a percentage of revenue to 36.2% from 21.8%. General and administrative expense increased $2,051,509 (86.0%) to $4,438,365 for the nine months ended September 30, 1998 from $2,386,856 for the nine months ended September 30, 1997, and increased as a percentage of revenue to 40.2% from 16.1%. The largest component of these increases was an increase in charges for doubtful accounts, including a $730,000 charge taken in the second quarter with respect to one of its dealers whose dealer agreement expired during the quarter. Other contributing factors were higher professional fees and the inclusion of general and administrative expenses of Norland Corp., including goodwill amortization expenses related to the Company's acquisition of Norland Corp. on September 11, 1997. The increases were partially offset by the elimination of expenses for the Company's Dove Medical Systems subsidiary, whose Newbury Park, California facility was closed in September 1997.

Research and development expense increased $228,027 (137.8%) to $393,529 for the three months ended September 30, 1998 from $165,502 for the three months ended September 30, 1997, and also increased as a percentage of revenue to 9.5% from 3.1%. Research and development expense increased $1,062,656 (300.8%) to $1,415,945 for the nine months ended September 30, 1998 from $353,289 for the nine months ended September 30, 1997, and increased as a percentage of

Norland Medical Systems, Inc.
Results of Operations (continued):

revenue to 12.8% from 2.4%. The dollar increases were primarily the result of the inclusion of research and development expenses of Norland Corp. that were partially offset by the elimination of expenses of Dove Medical Systems.

The increases in expense as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's reduced revenues for the first three quarters of 1998.

The Company recognized non-recurring charges of $17,809,880 in the three months ended September 30, 1997 in connection with the acquisition of Norland Corp. ($9,360,735), including an in-process research and development charge, the closing of the Company's Dove Medical Systems subsidiary facility and related asset write-offs ($8,347,340) and the acquisition of certain distribution rights for an ultrasound product ($101,805). In the three months ended September 30, 1998, the Company wrote off its $260,000 minority interest investment in Vitel, Inc.

Interest expense of $327,285 and $968,984 for the three- and nine-month periods ended September 30, 1998, respectively, represent interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. on September 11, 1997. Interest income in the three- and nine-month periods ended September 30, 1998 and 1997 consisted primarily of interest earned on the Company's cash and loan balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decreases in interest income in the three- and nine-month periods ended September 30, 1998 as compared to September 30, 1997 reflect reduced interest income resulting from the Company's reduced cash position.

The Company recognized a benefit for income taxes for the quarter ended September 30, 1998 of $802,000 or 40.0% of the loss before income taxes, as compared to a benefit for income taxes as a percentage of the loss before income taxes of 12.7% for the same period in 1997. For the quarter ended September 30, 1998, the Company also established a valuation reserve of $802,000. Management believes that, based on the Company's history of operating earnings, in prior years exclusive of nonrecurring charges in 1997 and its expected income, it is more likely than not that future levels of income will be sufficient to realize all deferred tax assets, net of the reserve.

The Company had a net loss of $2,006,272 ($0.28 per share) for the three months ended September 30, 1998 compared to net loss of $16,103,818 ($2.25 per share) for the three months ended September 30, 1997. The Company had a net loss of $5,400,575 ($0.75 per share) for the nine months ended September 30, 1998 compared to net loss of $15,805,443 ($2.21 per share) for the nine months ended September 30, 1997. The non-recurring charges of $17,809,880 ($2.49 per share) recognized in the quarter ended September 30, 1997 increased the net loss on an after tax basis by $15,725,660. Excluding the after tax effect of this charge, the net loss for the quarter ended September 30, 1997 would be $378,168 ($0.05 per share) and the net loss for the nine months ended September 30, 1997 would be $79,783 ($0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash of $3,082,202. At September 30, 1998, the Company had cash of $1,397,483. The decrease in cash was primarily attributed to the net use of cash in operating activities as a result of the net operating loss.

The Company's accounts receivable decreased $3,231,436 (52.4%) to $2,934,031 at September 30, 1998 from $6,165,467 at December 31, 1997, primarily reflecting lower revenues over the nine-month period, a $400,000 net increase in the

Norland Medical Systems, Inc.
Results of Operations (continued):

allowance for doubtful accounts and more prompt payments by customers.

Property and equipment as of September 30, 1998 consisted of leasehold improvements, computer and telephone equipment, a management information system, office furniture, and tooling for the products manufactured by the Company. At the present time, except for additional demonstration systems, no significant capital expenditures for additional equipment or systems are planned.

The Purchase Note issued to NMS BV as part of the purchase price for Norland Corp. was amended to provide that the $1,250,000 principal payment originally due on March 11, 1998 will not be payable until such time as the Company receives at least $2,000,000 from a debt or equity financing. The Company may, at its sole option and discretion, pay the principal (except for the $1,250,000 payment) with shares of Company common stock valued at the time of payment. Depending on when such principal payment is made, interest payments on the Purchase Note will range from approximately $295,000 to $265,000 per quarter. In October 1998 interest on the Note was paid through June 30, 1998. The Company and NMSBV have agreed that the $292,252 of interest for the period from July 1, 1998 through September 30, 1998 will be payable on December 31, 1998.

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

READINESS FOR YEAR 2000

The Company believes that all of the products it currently ships are Year
2000 compliant. The Company has reviewed its existing financial and other information systems and believes that its computer systems are or will be Year 2000 compliant. As planned following its acquisition of Norland Corp. in September of 1997, the Company is replacing Norland Corp.'s information sysytems with systems compatible with those of the Company. The Company anticipates that these new Norland Corp. systems will be in place by January 1, 1999 and that they will be Year 2000 compliant. It is possible that third parties with whom the Company deals, including suppliers, banks and payroll and other service providers may have noncompliant computer systems or programs. The Company is requesting information from key third parties as to their Year 2000 compliance and readiness.

The Company currently anticipates that the expenses and capital expenditures associated with its Year 2000 compliance program will not have a material effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates on future sales and product mix, the company's ability to realize deferred tax assets as recorded, future capital expenditures, Year 2000 readiness and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction

Norland Medical Systems, Inc.


PART II       OTHER INFORMATION

Item 1.  Legal Proceedings

               A shareholder's class action and derivative complaint, entitled Irwin J. Miller v. Reynald G. Bonmati et. al. Defendants, and Norland Medical Systems, Inc., Nominal Defendant, was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman,
               James J. Baker, and Michael W. Huber (the "Individual Defendants"), NMS BV, and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought, among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements, and counsel and expert fees. An agreement in principle was reached to settle this action. The Company delayed its 1997 Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The other terms of the agreement in principle were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement has been executed, subject to the approval by the Court of Chancery. As a result of the restatement of the company's financial statements referred to elsewhere in this Report, the plaintiff withdrew his support for the Stipulation of Settlement and moved for leave to file an amended and supplemental complaint that seeks, among other things, to rescind the acquisition of Norland Corp.; recover compensation or injuries allegedly suffered by the Company and the members of the stockholder class; and recover costs, disbursements, and counsel and expert fees. Defendants consented to the filing of such amended and supplemental complaint. All defendants have filed answers to the amended and restated complaint.

               On April 12, 1998 a complaint entitled Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams, and Norland Medical Systems, Inc., was filed in the United States District Court for the Southern District of New York against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first, second, and third quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with

Norland Medical Systems, Inc
               prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. The defendants' time to respond to the amended complaint has not yet expired.

               On June 30, 1998, Lunar corporation and Stanford University commenced a patent infringement action against the Company and Norland Corp., a Subsidiary of the Company. The action, entitled Lunar Corporation and The Board of Trustees of the Leland Stanford Junior University v. Norland Corporation and Norland Medical Systems, Inc, was filed in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the dual-energy x-ray absorptiometry (DXA) bone densitometers manufactured by Norland Corp. and sold by the Company infringe in U.S. Patent No. 4,686,695 (the "Patent"), owned by Stanford University and licensed to Lunar. Plaintiffs seek a declaration that the defendants have infringes the Patent, a permanent injunction restraining defendants from infringing the Patent, damages, treble damages, costs and expenses (including attorneys' fees). The Company and Norland Corp. have filed an answer to the complaint denying any infringement and a counterclaim seeking a declaration that the defendants have not infringed the Patent and that the Patent is invalid and unenforceable. The parties have been having settlement discussions.

Item 2.  Change in Securities

              None

Item 3.  Defaults Upon Senior Securities

              None

Item 4.  Submission of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

               On November 13, 1998, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors. During the two most recent fiscal years, and the subsequent interim period prior to engaging Deloitte, neither the Company nor anyone on its behalf, consulted Deloitte regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, where either a written report was provide to the Company or oral advice was provided, which advice was an important factor considered by the Company in

Norland Medical Systems, Inc

               reaching a decision as to the accounting, auditing or financial recording issue; or (ii) any matter that was the subject of a disagreement (as defined in paragraph 304(a) (1) (iv) of Regulation S-K) or a reportable event (as defined in paragraph 304 (a) (1) (v) of Regulation S-K). Prior to the Company's September 11, 1997 acquisition of Norland Corporation, Deloitte served as Norland Corporation's independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits furnished:

                    27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                    The Company filed a Report on Form 8-K on September 24, 1998 reporting that the Company's Common Stock was delisted from The Nasdaq Stock Market effective with the close of business September 23, 1998.

                    The Company filed a Report on Form 8-K on September 29, 1998 reporting that PricewaterhouseCoopers L.L.P. had resigned as the Company's independent auditors.

Norland Medical Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORLAND MEDICAL SYSTEMS, INC.
                                    (Registrant)



Date: November 16, 1998             ------------------------------
                                    Reynald G. Bonmati
                                    President



Date: November 16, 1998             -------------------------------
                                    Kurt W. Streams
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index


Number   Description
27       Financial Data Schedule
