Form 10-K
period 1998-12-31
NORLAND MEDICAL SYSTEMS INC
filed 1999-03-31
CIK 946428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-26206

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

            The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 22, 1998 was $1,407,000 based on the price of the last reported sale on the OTC Bulletin Board.

            As of March 22, 1999 there were 14,164,031 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       Documents Incorporated By Reference

            Items 10, 11, 12 and 13 Part III of this Form 10-K are incorporated by reference to the Norland Medical Systems, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

INTRODUCTION...................................................................1

ITEM 1.  BUSINESS..............................................................1

ITEM 2.  PROPERTIES...........................................................13

ITEM 3.  LEGAL PROCEEDINGS....................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................16

ITEM 6.  SELECTED FINANCIAL DATA..............................................16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS.........................................................25

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................52

ITEMS 10, 11, 12 and 13.......................................................52

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.............................................................53

INTRODUCTION

      The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; (x) the Company's cash flow and the results of its ongoing financing efforts; (xi) the effect of regulation by the United States Food and Drug Administration and other agencies; (xii) the effect of the Company's accounting policies; (xiii) the outcome of pending litigation; (xiv) potential Year 2000 compliance problems affecting the Company and third parties with whom it deals; and (xv) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees.

                                     PART I

ITEM 1. BUSINESS.

            Norland Medical Systems, Inc. ("Norland" or the "Company") develops, manufactures, sells and services a wide range of bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. Osteoporosis progresses as a symptomless disease characterized by bone loss and deterioration of the skeleton, leading to bone fragility and increased risk of fracture. According to the National Osteoporosis Foundation ("NOF"), 28 million Americans, 80% of whom are women, are affected by osteoporosis, and left unchecked, that number is predicted to increase to 41 million by 2015. Driven by the availability of new treatments for bone-related disorders, the Company is focusing on bringing affordable, state-of-the-art diagnostic technology directly into the physician's office in order to address a number of women's healthcare problems.

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

      The Company has five product lines utilizing several different types of technology. The Company manufactures and markets a line of traditional full size DXA-based bone densitometry products. The Excell, the Eclipse and the XR36 are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician offices, where patients would benefit from timely and easy access to bone density testing.

      The Company's peripheral x-ray line consists of the Apollo DXA and the pDEXA systems, lower priced, high performance portable systems based on DXA technology. The pDEXA, which scans the forearm, was the first desktop DXA-based system to receive FDA marketing clearance. It was also the first system to receive FDA marketing clearance for use in fracture risk assessment. The Apollo DXA, which performs scans of the heel in fifteen seconds, was introduced in May of 1998.

      The Company also markets a line of products based on pQCT technology. Systems using pQCT technology can make separate, three-dimensional measurements of the cortical and trabecular bone, allowing a more detailed assessment of the biomechanical soundness of the bone. In addition, pQCT permits the detection of minute changes within bone that occur over short periods of time.

      The Company's research line includes versions of its pQCT products that have been purchased by large pharmaceutical companies, including Eli Lilly & Company, Novartis, Procter & Gamble and Glaxo Wellcome, and several universities to assist in monitoring the effectiveness of potential new therapies for the treatment of osteoporosis and related bone disorders. The Company also offers a DXA-based research product.

      In 1998 the Company introduced its first peripheral ultrasound product. The Paris ultrasound bone measurement system (the "Paris") was developed and patented by a Canadian company and measures the velocity of sound and broad band ultrasound attenuation at the heel. The Paris system is not yet approved for sale in the United States. Sales to date in Canada, Europe and the Pacific Rim have not been significant.

Background

      Osteoporosis

      Osteoporosis is a disease generally associated with aging and characterized by excessive loss of bone mineral and deterioration of the skeleton over time. Bone is a dynamic organ which can be separated into two basic structural components, outer cortical bone and inner trabecular bone. This combination of a solid outer bone surrounding the inner bone is constantly broken down and regenerated through a process known as bone remodeling, which consists of bone resorption (removal) followed by bone formation. When remodeling does not function properly, the result is a net loss of bone mass, often causing the amount of bone to become deficient in meeting the body's needs. Factors contributing to this condition include low calcium intake, excessive alcohol consumption and certain drug therapies.

      Osteoporosis is a "silent disease" and typically has no overt symptoms in its early stages. The first sign of osteoporosis is often bone fracture. Osteoporosis leads to increased risk of fracture, chronic pain and immobility, usually at the hip, forearm or spine. As indicated above, the NOF estimates that osteoporosis affects more than 28 million people in the United States (80% of whom are women), a number which, if unchecked, is predicted to increase to 41 million by 2015. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. Hip fractures produce the most serious consequences. According to the NOF, there are more than 300,000 hip fractures per year in the United States and 50% of hip fracture patients never walk independently again. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, a majority of which were of the spine and hip, and that annual direct medical expenditures for osteoporosis and associated fractures is $13.8 billion, a figure that is expected to increase to $62 billion by the year 2020.

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

      The Company believes that worldwide there are more than 50 pharmaceutical and biotechnology companies with programs to develop new therapies for osteoporosis, some of which are in late-stage clinical trials. Therapeutic products under development include new anti-resorptive agents and bone-formation stimulators. New generations of bisphosphonates are being developed by Procter & Gamble (Actonel), Sanofi Winthrop (tiludronate) and Boehringer-Mannheim (ibandronate), while anti-estrogens (estrogen analogs) are being developed by Pfizer (draloxifene). While these therapies are all in Phase III clinical trials, others are in the New Drug Application review stage. These include Alora (estradiol matrix transdermal system - Procter & Gamble), Calcimar Intranasal (calcitonin - Rhone Poulenc Rorer) and Neosten (slow release fluoride - Mission Pharmacal).

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

Products

      Product Lines

      The Company believes it markets the broadest line of bone densitometers available today with a wide range of price points and capabilities to satisfy diverse customer needs. The Company currently offers five product lines and 13 models. The following is a description of each of the Company's product lines.

      1. Peripheral DXA-Based Systems

      The Apollo DXA and the pDEXA are the Company's peripheral DXA-based systems. These affordable, easy-to-use systems are designed for physician offices, small clinics and other settings beyond large hospitals and clinics, including pharmacies and other consumer environments. Like the much larger traditional DXA systems, they measure bone mass and compare it to a normal reference population. However, the peripheral systems measure only specific sites such as the heel and forearm that correlate well to hip and spine measurements, enabling them to be more compact, and, therefore, more affordable than traditional DXA systems.

      The Apollo DXA, the Company's newest peripheral DXA-based system, was introduced in May of 1998. The Apollo DXA measures weight-bearing trabecular bone in the heel in just 15 seconds. It provides quantitative analysis of bone mass, including bone mineral density (BMD) as well as comparisons to normal reference populations, from an easy-to-use hand held control console. The Apollo DXA's Fracture Risk Assessment Option allows the bone density measurements from the Apollo DXA to be used as an aid to physicians in determining fracture risk.

      The pDEXA was the first system to bring DXA-based technology to the desktop. The pDEXA measures the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The software used in the pDEXA measures bone mineral content (BMC) and BMD as well as making comparisons to normal reference populations and to the patient's prior examinations. It also provides skeletal images of the region of interest as well as graphical presentation of the results. In January 1998, the pDEXA became the first bone densitometry system to receive FDA approval of a Fracture Risk Assessment Option.

      2. Traditional DXA Systems

      The traditional DXA-based bone densitometers marketed by the Company are the compact Excell and Eclipse and the full size XR36. The target market for these systems is hospitals, clinics and group practices. With its low price relative to other traditional systems, the Excell can also be attractive to primary care physicians. Each system is capable of performing axial (hip and spine) and peripheral scans. The XR36 also performs full body scans. All three systems measure BMD and BMC and make comparisons to reference populations and to the patient's prior examination. Price and service are the primary competitive factors among DXA products offering similar basic capabilities.

      3. pQCT - Clinical Systems

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

      4. Research Systems

      The Company markets a series of pQCT-based research scanners: the XCT Research SA, the XCT Research M and the XCT3000A, for research involving laboratory animals, and the XCT Microscope, for research in vitro at a maximum resolution of 20 microns. The Company also markets the Sabre, a DXA-based system for research with small laboratory animals. The XR36 and the Eclipse can also be used in research to scan animals.

      5. Peripheral Ultrasound Systems

      The Company has exclusive United States manufacturing rights and worldwide distribution rights for the Paris dry ultrasound system, pursuant to an agreement with the Canadian company that developed the system. The Paris measures the velocity of sound and broad band ultrasound attenuation at the heel. To date sales have been made only in Canada, Europe and the Pacific Rim. The Paris system is not yet approved for sale in the United States. The Company has applied with the FDA for pre-market approval. As with peripheral x-ray systems, the target market for the Paris is physician offices.

      Other Uses

      The Company has received FDA approval of a Body Composition Option for its pDEXA and traditional DXA-based systems. This option assesses the non-bone tissue determined during the bone density scans and estimates such items as soft tissue mass, fat mass, lean mass, and ratio of total bone mineral content to lean body mass. These measurements are useful to physicians in their management of diseases such as chronic renal failure, anorexia nervosa, excessive obesity, AIDS/HIV and cystic fibrosis. It is also a convenient alternative to hydrostatic weighing and skin fold measurements.

Product Development

      The Company focuses its product development on DXA-based bone densitometry systems. At March 9, 1999, the Company had 14 persons engaged in research and development, nine of whom were devoted to software development. Product development work with respect to pQCT-based systems is performed by Stratec.

Sales and Marketing

      The Company currently employs six regional sales managers, three who cover the United States and three who cover Europe, the Middle East and Asia (other than the Pacific Rim), Latin America and the Pacific Rim, respectively. The Company's customers are primarily third party dealers and distributors. The Company also sells directly to end-users in those markets where the Company does not have third party dealers or distributors. The Company typically uses an exclusive dealer, independent representative or distributor to cover one or more states, or a single country or portions thereof. Each Company regional sales manager is responsible for the support and supervision of several dealers, distributors and independent representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. In 1997, the Company opened small sales offices in London, from which the regional manager for Europe, the Middle East and Asia operates, and Singapore, where the regional manager for the Pacific Rim operates. The Company intends to expand its network of third party dealers, distributors and independent representatives to exploit the large market of gynecologists and primary care physicians.

      In 1997, the Company expanded its marketing department, which presently consists of seven employees. Marketing efforts are focused primarily on supporting the regional sales managers in their management of dealers and distributors, developing and maintaining relationships and joint programs with pharmaceutical companies, managing sales lead generation programs, managing product introductions and new product financing programs.

      The Company sold products in 40 countries in 1998. For a more detailed breakdown of the Company's 1998 sales by geographic territory, see Note 14 to the Company's financial statements included in Item 8 of this Report.

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

Manufacturing

      Manufacturing consists primarily of testing of components, final assembly and systems testing. The Company manufactures its traditional DXA-based systems and the Apollo DXA for sale worldwide and the pDEXA for sale in North America and Latin America. The Company also manufactures certain pQCT systems for sale in the United States and Canada. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation ("QSR") requirements . The Company's manufacturing facility is located in Fort Atkinson, Wisconsin. Stratec manufactures pDEXA systems for sale outside North America and Latin America and pQCT systems for sale outside the United States and Canada. Stratec's manufacturing facilities are located in Pforzheim, Germany.

      Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Company and Stratec have sufficient capacity to supply the Company's product needs for at least the next twelve months.

      Manufacturing processes for the products marketed by the Company are subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. The Company believes that it has complied in all material respects with such laws and regulations. There can be no assurance that the Company will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

Customer Support Services

      The Company offers one-year warranties on both the hardware and software included in its systems, as well as extended warranty contracts. The Company provides warranty services to its customers. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer.

      The Company has no obligation to provide any other services to its third party dealers or distributors or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party dealers, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. The Company is party to an agreement with OEC Medical Systems, Inc. ("OEC"), pursuant to which OEC services the Company's DXA-based systems installed in the United States. The Company also offers training at customer locations and the Company's facilities to end-user customers, third-party dealers and service technicians.

Stratec Distribution Agreement

      Upon the acquisition of Norland Corp. on September 11, 1997, the Distribution Agreement with Norland Corp. and Stratec was terminated, and the Company entered into a new Distribution Agreement with Stratec. The Company's Distribution Agreement with Stratec grants the Company exclusive distribution rights for all devices currently produced by Stratec. The distribution rights are worldwide, except that Germany is currently excluded. The Company has the option to become the exclusive distributor for Stratec in Germany at any time on 90 days' notice to Stratec. The term of the Distribution Agreement extends until December 31, 2015. At the end of such term or any renewal term, either party may renew the Distribution Agreement for an additional term of five years, provided that the party electing to renew is not in material breach of the Distribution Agreement at the time of renewal. Stratec has the right to terminate the Company's distribution rights with respect to all Stratec devices other than the pDEXA upon a change in control of the Company (defined as either (i) majority ownership of the Company by a single person or entity other than Reynald G. Bonmati, Hans Schiessl or an entity controlled by them or
(ii) Mr. Bonmati no longer being the chief executive officer of the Company).

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

      The Company's primary competitors for the sale of bone densitometry systems are Hologic, Inc., Lunar Corporation and Schick Technologies, Inc. These companies have products that compete directly with the products marketed by the Company. There can be no assurance that the Company's competitors will not succeed in developing and marketing lower priced or better performing devices comparable to the Company's lines.

      The ultrasound market is particularly competitive. There are approximately 20 other companies, including Hologic and Lunar, that are marketing ultrasound bone assessment systems outside the United States. In addition, Hologic, Lunar and Myriad Ultrasound Systems, Ltd. have received FDA approval to market their ultrasound systems in the United States, and one or more of the other companies may also receive FDA approval before the Company receives FDA approval for an ultrasound system.

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

Third Party Reimbursement

      The products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who are regulated in the United States by federal and state authorities and who typically bill and are dependent upon various third party payors, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the Company's products. The Health Care Financing Administration ("HCFA") established new reimbursement codes and recommended reimbursement rates effective January 1, 1998. The average recommended reimbursement rates established by HCFA and currently in effect for central and peripheral DXA bone density examinations are approximately $131 and $41, respectively. Currently, there is an interim reimbursement code for ultrasound bone density examinations and a reimbursement rate of approximately $41. On several occasions, HCFA has effected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

      In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth a national mandate that requires Medicare, under certain specified conditions, to cover bone density diagnostic tests utilizing radiologic, radioisotopic, or other procedures approved by the FDA for the purpose of identifying bone mass or detecting bone loss deterioration. This mandate became effective July 1, 1998.

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

      Before any new medical device may be introduced in the United States market, the manufacturer must obtain either premarket clearance through the
Section 510(k) premarket notification process or premarket approval through the lengthier premarket approval application ("PMA") process. All products for human use currently marketed commercially by the Company in the United States are considered Class II medical devices subject to FDA clearance pursuant to the
Section 510(k) premarket notification process. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must make a determination whether or not to clear a
Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information are needed to demonstrate substantial equivalence. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

      All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with QSR requirements. Manufacturers must continue to expend time, money and effort to ensure compliance with QSR requirements. The FDA also requires that medical device manufacturers undertake postmarket reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA, unless such promotion is undertaken pursuant to the recently enacted provisions of the Food and Drug Administration Modernization Act of 1997.

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

Proprietary Rights

      The Company believes that its sales are dependent in part on certain proprietary features of the products it manufactures and/or markets. The Company relies primarily on know-how, trade secrets and trademarks to protect those intellectual property rights and has not sought patent protection for such products. There can be no assurance that these measures will be adequate to protect the rights of the Company. To the extent that intellectual property rights are not adequately protected, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to the trade secrets and know-how related to such products. Further, there can be no assurance that the Company's competitors will not independently develop substantially equivalent or superior technology. The Company is not the subject of any litigation regarding proprietary rights, and the Company believes that the technologies used in its products were developed independently. An action brought against the Company by Lunar Corporation in 1998 alleging patent infringement has been settled. In addition, the Company's business depends on proprietary information regarding customers and marketing, and there can be no assurance that the Company will be able to protect such information.

Backlog

      Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 1998 and 1997 totaled approximately $845,000 and $3,689,000, respectively. The Company's ability to ship products depends on its production capacity and that of the other manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

Product Liability Insurance

      The Company's business involves the inherent risk of product liability claims. If such claims arise in the future they could have a material adverse impact on the Company. The Company maintains product liability insurance on a "claims made" basis with respect to its products in the aggregate amount of $4.0 million, subject to certain deductibles and exclusions. The Company's agreements with the manufacturers of other products distributed by the Company require that such manufacturers maintain product liability insurance that covers the Company as an additional named insured. There is no assurance that existing coverage will be sufficient to protect the Company from risks to which it may be subject, including product liability claims, or that product liability insurance will be available to the Company at a reasonable cost, if at all, in the future or that insurance maintained by the other manufacturers will cover the Company.

Employees

      At March 22, 1999, the Company had 97 employees, of whom 20 were engaged in direct sales and marketing activities and 22 were engaged in manufacturing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations to be excellent.


ITEM 2. PROPERTIES.

      The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The lease expires on August 31, 2000. The Company also leases approximately 28,500 square feet of space in Fort Atkinson, Wisconsin. One lease with respect to 18,000 square feet expires on August 31, 2006, and the second lease with respect to the remaining 10,500 square feet expires on June 30, 2002. The Company uses this space for manufacturing, research and development, sales and marketing, customer services, administration and warehousing. The Company is in the process of leasing approximately 4,000 additional square feet of space in its Fort Atkinson facility.

ITEM 3. LEGAL PROCEEDINGS.

      Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant. This shareholder's class action and derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker and Michael W. Huber (the "Individual Defendants"), NMS BV and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees. An agreement in principle was reached to settle the action. The Company delayed its 1997 Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement was executed, subject to the approval by the Court of Chancery. As a result of the restatement of the Company's financial statements for the fourth quarter of 1996 and the first three quarters of 1997, the plaintiff withdrew his support for the Stipulation of Settlement and moved for leave to file an amended and supplemental complaint that sought, among other things, to rescind the Acquisition; recover compensation or injuries allegedly suffered by the Company and the members of the stockholder class; and recover costs, disbursements, and counsel and expert fees. Defendants consented to the filing of such amended and supplemental complaint. All defendants filed answers to the amended and restated complaint. A new Stipulation of Settlement was agreed to on December 31, 1998, subject to approval by the Court of Chancery. The new Stipulation of Settlement provides for, among other things: (1) a reduction in the purchase price for Norland Corp. from $17,500,000 to $8,700,000 by reducing the principal amount of the Company's promissory note issued as part of the purchase price for the acquisition of Norland Corp. from $16,250,000 to $7,450,000; (2) the payment of $1,890,000 of the reduced principal amount of such promissory note by the delivery to NMS BV of 7,000,000 shares of the Company's Common Stock, valued at $0.27 per share; (3) the reduction in the annual interest rate on such promissory note from 7% to 6 1/2%; and (4) the payment by the Company of any award of fees and expenses of plaintiff's counsel up to $1,000,000. The Court of Chancery approved this Stipulation of Settlement at a hearing held on March 18, 1999.

      Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams and Norland Medical Systems, Inc. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. The defendants filed a motion to dismiss the amended complaint. The motion is pending before the Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company's current executive officers are as follows:

      Name            Age                     Position
      ----            ---                     --------
Reynald G. Bonmati    51     Chairman of the Board; President; and Treasurer

Kurt W. Streams       37     Vice President, Finance; and Secretary

Lewis N. Harrold      51     Vice President, Product Development; and
                             Assistant Secretary

Ralph J. Cozzolino    53     Vice President, Sales

      Mr. Bonmati has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati has served since January 1992 as a Managing Director of NMS BV, the holding company that owns Stratec. He has also served as President of Novatech Resource Corporation, a private investment firm, since 1981, and as President of Novatech Management Corporation, a private investment firm, since 1990. Mr. Bonmati was also President and Chairman of the Board of Directors of SBP Technologies, Inc. from 1993 to 1998. Mr. Bonmati received BS and MS degrees from the Institut National Superieur de Chimie Industrielle, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris.

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

      Mr. Cozzolino has served as Vice President, Sales since October 1998. From May 1996 to September 1998, Mr. Cozzolino was the Company's Regional Sales Manager for the eastern United States and Canada. From January 1995 to April 1996, Mr. Cozzolino was Vice President, Operations and Sales, of World Technologies, Inc., a manufacturer of PC-based imaging equipment. Prior to 1995, he was National Sales Manager of Luxor Corporation, a manufacturer of surgical lasers.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "NRLD". Prior to September 23, 1998, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Bulletin Board and the NASDAQ National Market for the respective periods.

PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1997:

                                             High             Low
                                             ----             ---

First Quarter                               $  8.75          $5.00
Second Quarter                                11.00           5.50
Third Quarter                                 12.38           8.75
Fourth Quarter                                 9.25           4.50

PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 1998:

                                             High             Low
                                             ----             ---

First Quarter                               $ 9.88           $3.25
Second Quarter                                3.63            1.00
Third Quarter                                 1.81            0.41
Fourth Quarter                                0.80            0.19

      As of March 22, 1999, there were approximately 46 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

      The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's policy has been to reinvest any earnings in the continued development and operations of its business.

ITEM 6. SELECTED FINANCIAL DATA.

      The Company began operations in January 1994 as the exclusive distributor throughout much of the world for the bone densitometry products developed and manufactured by Norland Corp. and Stratec. The Company acquired Norland Corp. from NMS BV on September 11, 1997. Stratec is a subsidiary of NMS BV. Certain of the Company's stockholders control NMS BV. The Company has no ownership interest in NMS BV.

      The financial data as of December 31, 1998 and 1997 and for the periods ended December 31, 1998, 1997 and 1996 has been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with such financial statements and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included at Item 7 of this Report.

                                                                          Norland Medical Systems, Inc.
                                                                         For the Years Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                    1994              1995             1996(2)          1997(3)            1998
                                                ------------      ------------     ------------     ------------       ------------
Statement of Operations Data:
Revenue .....................................   $ 10,041,548      $ 18,243,808     $ 24,326,134     $ 20,530,376       $ 14,384,491
Cost of revenue .............................      6,517,701        12,508,809       15,709,420       15,568,876          8,888,947
One-time distribution agreement costs .......      1,922,247                 0                0                0                  0
                                                ------------      ------------     ------------     ------------       ------------
  Gross profit ..............................      1,601,600         5,734,999        8,616,714        4,961,500          5,495,544

Sales and marketing expense .................        973,208         1,651,125        3,756,391        5,635,469          6,711,653
General and administrative expense ..........        526,364           960,368        1,900,598        4,688,132          5,690,071
Research and development expense ............              0                 0          271,917          749,847          1,889,583
In-process research and development charge ..              0                 0                0        7,900,000                  0
Non-recurring charges .......................              0                 0          397,697        7,228,287            400,000
                                                ------------      ------------     ------------     ------------       ------------
  Income (loss) from operations .............        102,028         3,123,506        2,290,111      (21,240,235)        (9,195,763)

Loss on investment in Vitel, Inc. ...........              0                 0                0                0           (260,000)
Interest expense ............................         (6,984)                0                0         (383,962)        (1,289,665)
Interest income .............................              0           412,983          703,744          345,745             86,168
                                                ------------      ------------     ------------     ------------       ------------
  Income (loss) before income taxes (benefit)         95,044         3,536,489        2,993,855      (21,278,452)       (10,659,260)
Income taxes (benefit) ......................         27,000         1,436,000        1,216,000       (2,694,447)          (946,000)
                                                ------------      ------------     ------------     ------------       ------------
  Net income (loss) .........................   $     68,044      $  2,100,489     $  1,777,855     $(18,584,005)      $ (9,713,260)
                                                ============      ============     ============     ============       ============

Earnings (loss) per share(1)
  Basic .....................................   $       0.02      $      0. 43     $       0.26     $      (2.60)      $      (1.35)
  Diluted ...................................           0.02              0.40             0.25            (2.60)             (1.35)

Weighted average number of
  common shares outstanding(1):
   Basic ....................................      3,000,000         4,832,877        6,824,590        7,145,465          7,183,032
   Diluted ..................................      4,002,000         5,248,184        7,168,871        7,145,465          7,183,032

                                                                                 As of December 31,
                                                -----------------------------------------------------------------------------------
                                                    1994              1995             1996             1997               1998
                                                ------------      ------------     ------------     ------------       ------------
Balance Sheet Data:
Working capital .............................   $   68,044        $20,326,055      $17,522,404      $11,624,860        $ 2,407,993
Total assets ................................    2,751,929         24,706,377       30,115,136       29,378,525         19,057,907
Long-term debt ..............................            0                  0                0       14,439,756          4,685,690
Stockholders' equity ........................       68,044         20,520,846       26,107,346        7,610,985          8,791,883

(1) Reflects the 2,000-for-1 split of the Common Stock in June 1995, the three-for-two split of the Common Stock in June 1996, and restatements for the adoption of SFAS No. 128, "Earnings per Share" (see Note 2 to the consolidated financial statements).

(2) The results of operations of Dove Medical Systems, Inc. have been included from the April 2, 1996 date of acquisition.

(3) The results of operations of Norland Corp. have been included from the September 11, 1997 date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Item 8 of this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

General

      Revenues and costs of revenues for systems and spare parts are generally recognized at the time products are shipped and title passes to the customer. Service revenue is recognized at the time the service is performed. Sales to customers are generally made in U.S. dollars.

      Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec. Under the arrangements with Norland Corp. and Stratec, the margins between their costs of manufacturing the products and the amounts for which the Company sold the products was divided between the Company and the manufacturers as provided in the Company's Distribution Agreement with Norland Corp. and Stratec. On September 11, 1997, the Company acquired Norland Corp. from NMS BV. The $17,500,000 purchase price was paid at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note issued to NMS BV (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note was originally payable on March 11, 1998. The Purchase Note was amended to provide that such payment would not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The balance was payable on September 11, 2002 with a right on the part of the Company to extend the maturity for up to an additional two years. If the maturity was so extended, the applicable interest rate would be subject to increases during the extension period. The Purchase Note provided that the Company could repay at any time and that, except for the $1,250,000 payment referred to above, the Company could make payments of principal by delivering shares of its Common Stock, valued at the average closing price for the five trading days preceding the delivery.

      On December 31, 1998, in connection with the settlement of the Miller v. Bonmati litigation referred to in Item 3 of this Report, the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Purchase Note from $16,250,000 to $7,450,000. In addition, $1,890,000 of principal of reduced Purchase Note was paid by delivering 7,000,000 shares of the Company's Common Stock to NMS BV priced at $0.27 per share, the average closing price for the five trading days prior to December 31, 1998. The interest rate on the $5,560,000 balance of the Purchase Note was reduced to 6 1/2%. The other payment terms, including those with respect to maturity, prepayment and the ability to pay principal by delivering shares of Common Stock, were not changed. The Purchase Note is collateralized by a pledge to NMS BV of all of the stock of Norland Corp.

      As a result of the acquisition of Norland Corp., the Company receives the entire margin between the cost of Norland Corp. products manufactured after the date of acquisition and the amount for which the Company sells such products. The Company entered into a new Distribution Agreement with Stratec which is described in Item 1 of this Report.

Result of Operations

      The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of revenue:

--------------------------------------------------------------------------------

                                                    Years Ended December 31,
                                                    ------------------------
                                                 1998         1997         1996
                                                -----        -----        -----

Revenue ..................................      100.0%       100.0%       100.0%
Cost of revenue ..........................       61.8         75.8         64.6
                                                -----        -----        -----
  Gross profit ...........................       38.2         24.2         35.4

Sales and marketing expense ..............       46.7         27.4         15.4
General and administrative expense .......       39.5         22.8          7.8
Research and development expense .........       13.1          3.7          1.1
In-process research and development charge        0.0         38.5          0.0
Non-recurring charges ....................        2.8         35.2          1.6
                                                -----        -----        -----
  (Loss) income from operations ..........      (63.9)      (103.5)         9.5

Loss on investment in Vitel, Inc. ........        1.8          0.0          0.0
Interest income ..........................       (0.6)        (1.7)        (2.9)
Interest expense .........................        9.0          1.9          0.0
                                                -----        -----        -----
  (Loss) income before income taxes ......      (74.1)      (103.7)        12.4
  Income taxes (benefit) .................       (6.6)       (13.1)         5.0
                                                -----        -----        -----
  Net (loss) income ......................      (67.5)       (90.6)         7.4
                                                =====        =====        =====
--------------------------------------------------------------------------------

      The Company's Year Ended December 31, 1998 Compared to Its Year Ended December 31, 1997.

      Revenue for 1998 decreased $6,145,885 (29.9%) to $14,384,491 from
$20,530,376 for 1997. The decrease was largely the result of lower sales of densitometry systems, especially in the United States, and lower revenue from sales of parts and services. The decrease in U.S. sales was partially offset by a large third quarter single order sale of peripheral systems in the Pacific Rim. Sales in the United States and Pacific Rim represented 66.7% and 14.3%, respectively, of total revenue for 1998 and 71.5% and 1.1%, respectively, of total revenue for 1997. A majority of the Company's revenue for 1998 and 1997 was derived from sales of the Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 91.4% and 89.7% of total revenue for 1998 and 1997, respectively. Sales of parts and services and rental income comprised the balance of revenue for such periods.

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

      Cost of revenue as a percentage of revenue was 61.8% and 75.8% for 1998 and 1997, respectively, resulting in a gross margin of 38.2% for 1998 compared to 24.2% for 1997. The increase in gross margin for 1998 is primarily attributable to the significantly greater inventory reserve charge taken in 1997 ($4,161,953 in 1997 compared to $443,323 in 1998) and to the $712,000 third quarter 1998 sale of certain systems that had been written off in prior periods. Norland Corp. was a subsidiary of the Company for all of 1998. Because Norland Corp. has certain fixed manufacturing costs, to the extent that revenues are lower for any particular period, such fixed costs have a more negative impact on gross margin.

      Sales and marketing expense increased $1,076,184 (19.1%) to $6,711,653 for 1998 from $5,635,469 for 1997, and increased as a percentage of revenue to 46.7% from 27.4%. The dollar increase was primarily due to increased expenses of the Company's customer service department required to support the expanding installed base of systems in the United States, expenses of sales and marketing personnel hired during the second half of 1997, and the continuing cost of marketing efforts that were expanded during the second half of 1997.

      General and administrative expense increased $1,001,939 (21.4%) to $5,690,071 for 1998 from $4,688,132 for 1997 and increased as a percentage of revenue to 39.5% from 22.8%. The largest component of the increase was an increase in professional fees of approximately $800,000 (primarily due to litigations and to matters directly and indirectly related to the restatement of the Company's financial statements for 1996 and the first three quarters of
1997). In addition, the inclusion of general and administrative expenses of Norland Corp. for a full year, including an annual goodwill amortization expense of $595,000 related to the Company's acquisition of Norland Corp. on September 11, 1997, contributed to the increase. The increased expenses were partially offset by a lower allowance for doubtful accounts in 1998 and the elimination of expenses for the Company's Dove Medical Systems subsidiary, whose Newbury Park, California facility was closed in September 1997.

      Research and development expense increased $1,139,736 (152.0%) to $1,889,583 for 1998 from $749,847 for 1997, and also increased as a percentage of revenue to 13.1% from 3.7%. The dollar increase was primarily the result of the inclusion of research and development expenses of Norland Corp. for a full year, which expenses were partially offset by the elimination of expenses of Dove Medical Systems.

      The increases in expense as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's reduced revenues for 1998.

      The Company recognized non-recurring charges of $400,000 and $15,128,287 in 1998 and 1997, respectively. In 1998 the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998. The 1997 charge consisted of an in-process research and development charge ($7,900,000) in connection with the acquisition of Norland Corp., the closing of the Company's Dove Medical Systems subsidiary facility and related asset write-offs ($7,126,782) and the acquisition of certain distribution rights for an ultrasound product ($101,505). With respect to the 1997 in-process research and development charge and the two projects to which it related, one such project was later completed and resulted in the May 1998 introduction of the Apollo DXA. The second project is ongoing and is not expected to have a significant effect on the Company for the foreseeable future.

      Interest expense of $1,289,665 and $383,962 for 1998 and 1997, respectively, represents interest on the $16,250,000 Purchase Note issued by the Company in connection with the acquisition of Norland Corp.

The increase in expense reflects the fact that the Purchase Note was issued on September 11, 1997 and was outstanding for all of 1998. Interest income in 1998 and 1997 consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in 1998 as compared to 1997 reflects reduced interest income resulting from the Company's reduced cash position. In 1998, the Company also wrote off its $260,000 minority interest investment in Vitel, Inc.

      The income tax benefit as a percentage of loss before income taxes was 8.9% for the year ended December 31, 1998 as compared to a benefit percentage of 12.7% for 1997. The income tax benefit for 1998 was derived primarily from the operating loss and was reduced to an effective rate of 8.9% by the valuation allowance referred to below and the non-deductibility of goodwill amortization. The 1997 income tax benefit also derived primarily from the 1997 operating loss and was reduced to an effective rate of 12.7% by the non-deductibility of the write-offs of both in-process research and development and goodwill.

      Net deferred tax assets increased $374,548 to $3,392,841 at December 31, 1998 from $3,018,293 at December 31, 1997, primarily as a result of an additional asset recognized for 1998 net operating losses which was reduced by a $2,421,338 valuation allowance. The deferred tax assets can be realized primarily through future taxable income. Management believes that based on the Company's history of operating earnings, exclusive of the nonrecurring and other charges in 1998 and 1997, and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

      The Company had a net loss of $9,713,260 ($1.35 per share) for 1998 compared to net loss of $18,584,005 ($2.60 per share) for 1997. The non-recurring charges of $400,000 ($0.06 per share) and $15,128,287 ($2.12 per share) recognized in 1998 and 1997, respectively, increased the net losses for such years on an after-tax basis by $364,400 and $13,439,907 respectively. Excluding the after tax effect of these charges, the net losses for 1998 and 1997 would be $9,475,660 ($1.32 per share) and $5,144,098 ($0.72 per share), respectively.

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

      Cost of revenue as a percentage of revenue was 75.8% and 64.6% for 1997 and 1996, respectively, resulting in a gross margin of 24.2% for 1997 compared to 35.4% for 1996. The decrease in gross margin is primarily attributed to the impact of the significantly greater inventory reserve charge taken in 1997 ($4,161,953 in 1997 compared to $30,000 in 1996). The 1997 inventory charge consisted of the write-off of demonstration systems with no future value, excess quantities of certain DXA-based inventory and Dove inventory. Partially offsetting the decrease in 1997 was the positive effect on gross margin of reductions in the prices at which the Company purchased systems from Norland Corp. and Stratec which became effective during the fourth quarter of 1996.

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

      General and administrative expense increased $2,787,534 (146.7%) to $4,688,132 for 1997 from $1,900,598 for 1996 and increased as a percentage of revenue to 22.8% from 7.8%. The largest component of the increase was a $1,850,000 charge for doubtful accounts receivable. This charge related primarily to receivables of the Company's Dove subsidiary, whose facility was closed in 1997, and of two customers of the Company with significant receivables for which collection had become highly questionable. Other factors contributing to the increases included expenses of new personnel, increased expenses of existing personnel and professional fees, and general and administrative expenses of Norland Corp. following the Company's acquisition of Norland Corp. on September 11, 1997.

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

      The Company recognized non-recurring charges of $15,128,287 in 1997. At the time of the acquisition of Norland Corp., certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed. In response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove subsidiary and recorded a $7,126,782 write-off related to the value of fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value of such assets. In August 1997, the Company acquired distribution rights to an ultrasound product and recorded a $101,505 non-recurring charge for costs incurred in connection with the selection of an ultrasound product.

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

      Liquidity and Capital Resources

      At December 31, 1997, the Company had cash of $3,082,202. At December 31, 1998, the Company had cash of $1,105,140. The decrease in cash was primarily attributed to the net use of cash in operating activities as a result of the net operating loss and investments in demonstration systems and tooling needed for the new Apollo DXA product.

      The Company's accounts receivable decreased $4,288,196 (69.6%) to $1,877,271 at December 31, 1998 from $6,165,467 at December 31, 1997, primarily reflecting lower revenues for the year and more prompt payments by customers.

      Property and equipment as of December 31, 1998 consisted of computer and telephone equipment, a management information system, demonstration systems, office furniture, leasehold improvements, and tooling for the products manufactured by the Company. At the present time, capital expenditures for 1999 are estimated to be $250,000, and include additional demonstration systems, tooling and continued upgrading of the Company's management information system.

      In connection with the settlement of the litigation relating to the Company's acquisition of Norland Corp. (see Item 3), the Purchase Note issued to NMS BV as part of the purchase price for Norland Corp. was amended on December 31, 1998 to, among other things, reduce the principal amount by $8,800,000 and reduce the interest rate from 7% to 6 1/2%. An additional $1,890,000 of principal was paid by delivering 7,000,000 shares of the Company's common stock to NMS BV. The Company may, at its sole option and discretion, pay up to $4,310,000 of the remaining $5,560,000 of principal with shares of Company common stock valued at the time of payment. Interest payments on the $5,560,000 principal of the Purchase Note will be approximately $90,000 per quarter. Interest on the original $16,250,000 of principal for the period from July 1, 1998 through December 31, 1998 ($577,184) was outstanding on December 31, 1998. $287,500 was paid on January 4, 1999, and the Company and NMS BV have agreed that the balance will be paid in installments during 1999.

      The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations at least through December 31, 1999. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company will be required to use working capital to manufacture the recently introduced Apollo DXA and Excell. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

      The Company has been seeking equity and debt financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

Year 2000 Readiness

      The year 2000 (Y2K) problem stems from the fact that many existing computer programs use only the last two digits to refer to a year. As a result, such programs do not recognize a year that begins with "20" instead of "19", and may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or produce erroneous results, such as a temporary inability to process transactions, send invoices or engage in many ordinary business activities.

      The Company is evaluating the Y2K problem with respect to the Y2K readiness of its internal management information and non-financial systems and the Company's product lines and suppliers. At this point in time, the Company is not aware of any Y2K problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition.

      The Company is completing its review of its internal management systems for Y2K compliance. The Company believes that, with the following exceptions, its information systems are Y2K compliant. The Norland Corp. management information systems, as was planned following the Company's September 1997 acquisition of Norland Corp., are being replaced with systems that are compatible with the Company's Y2K compliant management information systems. The Company also uses certain other application hardware and software which may not be Y2K compliant. Upgrades for most of these systems are available as part of an annual maintenance program. The Company believes that it already has obtained and installed most of the necessary upgrades for these programs and that the remaining upgrades will be available during 1999 without material expense to the Company. The Company anticipates that it will be able to complete, test and implement all software upgrades that may be material to its business on a timely basis. There is always a risk that, if the Company has not properly identified all Y2K compliance issues with respect to its internal systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. This in turn could cause a material disruption to the Company's business, including the inability to process orders on a timely basis, which could have a material adverse effect on its business, results of operations and financial condition.

      The Company has evaluated the product lines currently offered by the Company for Y2K compliance. The Company believes that its peripheral and traditional DXA-based products are Y2K compliant. With respect to its pQCT and ultrasound products, certain Y2K compliance issues exist. The Company plans to make software upgrades for these products available to its customers before January 1, 2000. The costs to the Company, if any, are not expected to be material, as such upgrades to products still under warranty should be provided by the product manufacturers at no charge. Upgrades of non-warranty products will be provided at the customer's expense. The Company has also identified certain older DXA, SXA and pQCT products that will also require computer hardware and/or software upgrades to become Y2K compliant. The Company plans to offer users of these products the opportunity to purchase upgrade options.

      The Company's ability to manufacture and sell systems on a timely basis could be adversely affected by Y2K compliance problems that may be experienced by its suppliers and customers. The Company has made inquiries of its major suppliers in an effort to determine their year 2000 readiness. The Company cannot presently estimate the nature or extent of any potential adverse impact resulting from the failure of these third parties to achieve Y2K compliance. Even if such third parties are themselves Y2K compliant, they may be adversely affected by Y2K problems of third parties with whom they deal.

      Other than the actions described above, at the present time the Company does not have a contingency plan to address the Y2K problem. The Company has begun the process of developing a contingency plan to address potential Y2K problems affecting it and third parties with whom it deals. The Company presently anticipates completing such plan over the next six months. Should any significant Y2K problems arise that are not adequately dealt with in such plan, the Company and its business, financial condition and results of operations could be materially adversely affected.

      If the Company does not identify and effectively deal with material Y2K problems affecting the Company or third parties, the most reasonably likely worst case scenario would be a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption of business activities that triggers a significant economic downturn. The Company believes that the primary business risks to the Company in such event would include, but not be limited to, loss of orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company and its business, results of operations and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the United States. The Company's policy has been to manage its interest rate risks through use of a fixed rate debt. See Note 8 for a description of the Note Payable. All items described are non-trading and are stated in U.S. dollars.

                                                         Expected Maturity Dates
                                     ---------------------------------------------------------------                 Fair Value
                                        1999      2000      2001      2002      2003      Thereafter     Total     December 31, 1998
                                        ----      ----      ----      ----      ----      ----------     -----     -----------------
CASH AND CASH EQUIVALENTS

Bank deposits--non interest bearing  $  123,942                                                        $  123,942    $  123,942

Money Market Mutual Fund Shares         981,198                                                           981,198       981,198

   Average interest rate - 4.82%

NOTE PAYABLE

  Fixed interest rate - 6.50%                                       $5,560,000                          5,560,000     4,685,690
  Market interest rate - 10.75%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                                 27

Financial Statements:

       Consolidated Balance Sheets as of December 31, 1998 and 1997           29

       Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996                                30

       Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1998, 1997 and 1996            31

       Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996                                32

       Notes to Consolidated Financial Statements                             34

Financial Statement Schedule:

       Valuation and Qualifying Accounts                                      51

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Norland Medical Systems, Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Norland Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 1998 and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 1998 financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1998 financial statement schedule referred to above, when considered in relation to the basic 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 19, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Norland Medical Systems, Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Norland Medical Systems, Inc., listed in the index on page 26 of this Form 10-K, as of December 31, 1997 and for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. as of December 31, 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

New York, New York
March 31, 1998

                          NORLAND MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        as of December 31, 1998 and 1997

                                     ASSETS

                                                                                1998               1997
                                                                            ------------       ------------
Current assets:
  Cash and cash equivalents                                                 $  1,105,140       $  3,082,202
  Accounts receivable - trade, less allowance for doubtful accounts of
    $300,000 and $2,200,000 at December 31, 1998 and 1997,
    respectively                                                               1,877,271          6,165,467
  Income taxes receivable                                                        340,000          1,774,314
  Inventories, net                                                             2,521,345          5,163,682
  Prepaid expenses and other current assets                                      187,354            207,221
  Deferred income taxes                                                        1,817,217          2,559,758
                                                                            ------------       ------------
      Total current assets                                                     7,848,327         18,952,644
                                                                            ------------       ------------

Officer's loan receivable                                                         91,304             86,504
Property and equipment, net                                                    1,392,032            875,166
Investment in Vitel, Inc.                                                             --            260,000
Deferred income taxes, net                                                     1,575,624            458,535
Intangible assets,  net                                                        8,150,620          8,745,676
                                                                            ------------       ------------
      Total assets                                                          $ 19,057,907       $ 29,378,525
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of note payable                                           $         --       $  1,122,788
  Accounts payable - related parties                                             292,315            584,779
  Accounts payable - trade                                                     1,435,616          2,021,904
  Accrued expenses                                                             2,215,219          1,923,938
  Accrued warranty expense                                                       920,000            890,000
  Accrued interest expense                                                       577,184            284,375
  Customer deposits                                                                   --            500,000
                                                                            ------------       ------------
      Total current liabilities                                                5,440,334          7,327,784
                                                                            ------------       ------------

Note payable, net of discount                                                  4,685,690         14,439,756
Other                                                                            140,000                 --
Commitments and contingencies (Note 12)                                               --                 --

Stockholders' equity:
Common stock, par value of $0.0005 per share -
  20,000,000 shares authorized 14,164,031 and 7,162,531 shares issued and outstanding at December 31, 1998 and 1997,
  respectively                                                                     7,081              3,580
Additional paid-in capital                                                    33,136,343         22,245,686
Accumulated deficit                                                          (24,351,541)       (14,638,281)
                                                                            ------------       ------------
  Total stockholders' equity                                                   8,791,883          7,610,985
                                                                            ------------       ------------

  Total liabilities and stockholders' equity                                $ 19,057,907       $ 29,378,525
                                                                            ============       ============

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                                                    1998               1997               1996
                                                                ------------       ------------       ------------
Revenue (including sales to affiliates of $9,803, $349,483
  and $562,108 in 1998, 1997 and 1996, respectively)            $ 14,384,491       $ 20,530,376       $ 24,326,134
Cost of revenue                                                    8,888,947         15,568,876         15,709,420
                                                                ------------       ------------       ------------
  Gross profit                                                     5,495,544          4,961,500          8,616,714

Sales and marketing expense                                        6,711,653          5,635,469          3,756,391
General and administrative expense (including an
  overhead charge from an affiliate of $0, $7,800 and
  $33,136 in 1998, 1997 and 1996, respectively)                    5,690,071          4,688,132          1,900,598
Research and development expense                                   1,889,583            749,847            271,917
In-process research and development charge                                --          7,900,000                 --
Non-recurring charges                                                400,000          7,228,287            397,697
                                                                ------------       ------------       ------------

Operating (loss) income                                           (9,195,763)       (21,240,235)         2,290,111

Other income (expense):
  Loss on investment in Vitel, Inc.                                 (260,000)                --                 --
  Interest income                                                     86,168            345,745            703,744
  Interest expense                                                (1,289,665)          (383,962)                --
                                                                ------------       ------------       ------------

(Loss) income before income taxes (benefit)                      (10,659,260)       (21,278,452)         2,993,855
Income taxes (benefit)                                              (946,000)        (2,694,447)         1,216,000
                                                                ------------       ------------       ------------

Net (loss) income                                               $ (9,713,260)      $(18,584,005)      $  1,777,855
                                                                ============       ============       ============

Weighted average number of shares:
  Basic                                                            7,183,032          7,145,465          6,824,590
  Diluted                                                          7,183,032          7,145,465          7,168,871

(Loss) earnings per share:
  Basic                                                               $(1.35)            $(2.60)             $0.26
  Diluted                                                              (1.35)            $(2.60)              0.25

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996

                                                                                                                       Retained
                                                                                                      Additional       Earnings
                                                                                        Common         Paid-In       (Accumulated)
                                                            Total          Shares        Stock         Capital          Deficit
                                                        ------------     ---------   ------------    ------------    ------------
Balance as of December 31, 1995                         $ 20,520,846     6,000,000   $      3,000    $ 18,349,813    $  2,168,033

Issuance of shares for stock options exercised                   292       743,250            371             (79)             --
Issuance of shares to acquire Dove Medical
  Systems                                                  3,311,519       161,538             81       3,311,438              --
Cost and expenses directly related to stock
  offering                                                    (3,002)           --             --          (3,002)             --
Cash paid in lieu of fractional shares on 3-for-2
  split on June 14, 1996                                        (164)           (7)            --              --            (164)
Tax benefit related to stock options                         500,000            --             --         500,000              --
Net income                                                 1,777,855            --             --              --       1,777,855
                                                        ------------     ---------   ------------    ------------    ------------
Balance as of December 31, 1996                           26,107,346     6,904,781          3,452      22,158,170       3,945,724

Issuance of shares for stock options exercised                37,644       257,750            128          37,516              --
Tax benefit related to stock options                          50,000            --             --          50,000              --
Net loss                                                 (18,584,005            --             --              --     (18,584,005)
                                                        ------------     ---------   ------------    ------------    ------------
Balance as of December 31, 1997                            7,610,985     7,162,531          3,580      22,245,686     (14,638,281)

Issuance of shares of stock options exercised                      1         1,500              1              --              --
Reduction in Norland Corp. acquisition price
  by reduction of principal of Note Payable,
  net of discount                                          9,004,157            --             --       9,004,157              --
Issuance of shares in partial payment of Note Payable      1,890,000     7,000,000          3,500       1,886,500              --
Net loss                                                  (9,713,260            --             --              --      (9,713,260)
                                                        ------------     ---------   ------------    ------------    ------------
Balance as of December 31, 1998                         $  8,791,883    14,164,031   $      7,081    $ 33,136,343    $(24,351,541)
                                                        ============    ==========   ============    ============    ============

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                                                            1998              1997               1996
                                                                        ------------      ------------       ------------
Cash flows from operating activities:
  Net (loss) income                                                     $ (9,713,260)     $(18,584,005)      $  1,777,855
                                                                        ------------      ------------       ------------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Non-recurring charges                                                    350,000         7,228,287            397,697
    Provision for doubtful accounts                                        1,357,769         1,979,000             70,000
    Deferred income taxes                                                   (496,000)       (2,136,878)          (282,000)
    Amortization expense                                                     733,811           654,449            343,666
    Depreciation expense                                                     408,535           158,307             59,276
    Gain on sale of investment                                                    --           (47,365)                --
    Loss on investment in Vitel, Inc.                                        260,000                --                 --
    Inventory write-off                                                      443,323         4,161,593             30,000
    In-process research and development charge                                    --         7,900,000                 --
    Changes in assets and liabilities, net of businesses acquired:
      Accounts receivable                                                  2,930,427            42,630         (3,551,403)
      Inventories                                                          2,199,014        (3,215,564)        (1,561,237)
      Prepaid expenses and other current assets                               19,867           182,443           (673,396)
      Accounts payable                                                      (878,752)       (1,416,163)           373,589
      Accrued expenses                                                       404,090           339,556            434,245
      Income taxes                                                         1,434,314          (663,593)        (1,599,322)
      Customer deposits                                                     (500,000)          452,150             (6,314)
                                                                        ------------      ------------       ------------
        Total adjustments                                                  8,666,398        15,618,852         (5,965,199)
                                                                        ------------      ------------       ------------

        Net cash used in operating activities                             (1,046,862)       (2,965,153)        (4,187,344)
                                                                        ------------      ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                                       (925,401)         (284,917)          (430,233)
  Loans to officers                                                           (4,800)       (1,909,573)        (1,099,211)
  Repayment of loans to officers                                                  --         2,404,773            517,507
  Purchase of Norland Corporation, net of cash acquired                           --        (1,852,510)                --
  Payment for purchase of stock and certain intangible assets
    of Dove Medical Systems, net of cash acquired                                 --                --         (3,432,937)
  Investment in Vitel, Inc.                                                       --                --           (260,000)
  Purchase of investment available for sale                                       --                --         (1,949,039)
  Sale of investment available for sale                                           --         1,996,403                 --
  Loans and advances to affiliate                                                 --        (2,509,979)          (241,266)
  Repayment of loan to affiliate                                                  --            32,046                 --
                                                                        ------------      ------------       ------------
        Net cash used in investing activities                               (930,201)       (2,123,757)        (6,895,179)
                                                                        ------------      ------------       ------------

Cash flows from financing activities:
  Proceeds from stock options exercised                                            1            37,644                292
  Costs and expenses of issuing common stock                                      --                --             (3,002)
  Cash paid for fractional shares                                                 --                --               (164)
                                                                        ------------      ------------       ------------
        Net cash provided by (used in) financing activities                        1            37,644             (2,874)
                                                                        ------------      ------------       ------------

Net decrease in cash and cash equivalents                                 (1,977,062)       (5,051,266)       (11,085,397)

Cash and cash equivalents at beginning of year                             3,082,202         8,133,468         19,218,865
                                                                        ------------      ------------       ------------
Cash and cash equivalents at end of year                                $  1,105,140      $  3,082,202       $  8,133,468
                                                                        ============      ============       ============

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

Noncash investing and financing activities:

On April 2, 1996, the Company purchased all of the outstanding shares of Dove Medical Systems and certain intangible assets for $3,600,000 in cash and 161,538 shares of Company common stock valued at $3,311,529. In conjunction with the acquisition, the Company assumed $325,774 in liabilities (see Note 8).

In the years ended December 31, 1997 and 1996, the Company's tax benefits related to stock options increased additional paid-in capital by $50,000 and $500,000, respectively.

On September 11, 1997, the Company issued a $15,522,461 Note Payable (net of discount) as part of the purchase price for Norland Corporation (see Note 8).

On December 31, 1998, the Company issued 7,000,000 shares of common stock in satisfaction of a portion of the Note Payable. In addition, the principal amount of the Note Payable was reduced by $8,800,000 in connection with the reduction of the purchase price for Norland Corporation.

Cash paid for:

                                       1998             1997             1996
                                       ----             ----             ----
      Income taxes                  $   23,915       $  201,830       $3,097,332
                                    ==========       ==========       ==========
      Interest expense              $  858,102       $   90,880       $        0
                                    ==========       ==========       ==========

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1998, 1997 and 1996

1.    The Company:

Norland Medical Systems, Inc. ("NMS" or the "Company") develops, manufactures, markets, sells, distributes and services bone densitometry systems which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to individual practitioners, hospitals, clinics, research institutions and pharmaceutical companies. NMS is the exclusive marketer and distributor of certain medical products and technologies of Norland Corporation (U.S.) ("Norland Corp.") and Stratec Medizintechnik GmbH (Germany) ("Stratec"). Stratec is a wholly-owned subsidiary of Norland Medical Systems B.V. (Netherlands) ("NMS BV"). Certain shareholders of NMS are direct or indirect shareholders of NMS BV and own more than 90% of that company.

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

      The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations at least through December 31, 1999. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company will be required to use working capital to manufacture the recently introduced Apollo DXA and Excell. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables. The Company has been seeking equity and debt financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation

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

Stock-based Compensation

Stock-based compensation related to employees is accounted for in accordance with the intrinsic method.

Investments

The Company also has a minority interest in Vitel, Inc. (U.S.) that was accounted for as a long-term investment according to the cost method. In 1998 the investment was written off reflecting management's estimate that its carrying value was other than temporarily impaired.

Inventory

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

Systems used in the Company's short-term rental program are carried in inventory at the lower of cost or net realizable value until the time of sale.

Property and Equipment

Machinery, equipment, furniture and fixtures are recorded at cost and are depreciated using the straight-line method over three to seven years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or ten years.

The Company's demonstration systems used for marketing and customer service purposes are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to a prominent scientist or research institution specializing in the study of bone disease. In such cases, the Company will carry the device at cost less amortization expense calculated on a straight-line basis over thirty-six months.

Goodwill

Goodwill was $8,150,620 and $8,745,676 at December 31, 1998 and 1997,
respectively, and is being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill was $775,225 and $180,169 at December 31, 1998 and 1997, respectively.

Long-lived Assets

Management evaluates on an ongoing basis whether events or changes in circumstances exist that would indicate the carrying value of the Company's long-lived assets may not be recoverable. Should there be an indication of impairment in the value of its long-lived assets, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition and recognize a specific provision against such assets if the aggregate nominal estimated future undiscounted cash flows are less than the carrying value of the assets. In considering whether events or changes in circumstances exist, management assesses several factors, including a significant change in the extent or manner in which the assets are used, a significant adverse change in legal factors or in the business climate that could affect the value of the assets, an adverse action or assessment of a regulator, and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with such assets.

Income Taxes

The Company accounts for deferred income taxes by recognizing the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital.

Research and Development

Research and development costs are charged to operations as incurred.

Earnings (Loss) per Share

Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

The calculations of per share results for the years ended December 31 are as follows:

                                                            1998              1997               1996
                                                            ----              ----               ----
Net (loss) income available to common stockholders      $ (9,713,260)     $(18,584,005)      $  1,777,855

Basic weighted average shares outstanding                  7,183,032         7,145,465          6,824,590
Effect of dilutive stock options                                  --                --            344,281
                                                        ------------      ------------       ------------
Diluted weighted average shares outstanding                7,183,032         7,145,465          7,168,871
                                                        ============      ============       ============
Basic net (loss) earnings per share                           $(1.35)           $(2.60)             $0.26
Diluted net (loss) earnings per share                          (1.35)            (2.60)              0.25

Options to purchase 867,500, 485,356 and 202,500 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common shares.

Concentration of Credit Risk

The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. At December 31, 1998, no customer had outstanding trade receivables in excess of 10% of total outstanding trade receivables. At December 31, 1997, two customers represented 15% and 10%, respectively, of the total outstanding trade receivables. The Company sells to customers in various geographic territories worldwide (see Note 14).

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

Foreign Exchange Exposure

The Company's purchases and sales of products and services are made primarily in U.S. dollars. As a result, the Company has minimal exposure to foreign exchange risk in the short-term. However, a portion of the Company's products are supplied by Stratec and sold along with the Company's products into foreign markets. Any significant and lasting change in the exchange rates between the U.S. dollar and the currencies of those countries could have a material effect on both the costs and sales of those products and services.

Reclassification

Certain information in 1997 and 1996 has been reclassified to conform to the current year presentation.

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

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that publicly traded companies report financial and descriptive information about its reporting operating segments. The Company adopted this standard in the fourth quarter of 1998 with no impact on the financial statements, as there was one operating segment.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," becomes effective for fiscal years beginning January 1, 2000. The Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

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

4.    Non-Recurring and Other Charges:

The Company recognized non-recurring charges of $400,000, $15,128,287 and $397,697 in 1998, 1997 and 1996, respectively. In November 1998 the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998.

At the time of the acquisition of Norland Corp. in September 1997, certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed (see Note 7). Also in 1997, in response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove subsidiary and recorded a $7,126,782 write-off related to the value of fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value of such assets. In August 1997, the Company acquired distribution rights to an ultrasound product and recorded a $101,505 non-recurring charge for costs incurred in connection with the selection of an ultrasound product. In addition to these 1997 non-recurring charges, the Company recognized (i) additional provisions for doubtful accounts of $1,850,000, which is reflected in general and administrative expense, related to its decision to close the Dove facility ($400,000) and for certain other customers for which collection was no longer expected ($1,450,000); and (ii) a $4,161,593 charge to cost of revenue related to a write-off of demonstration systems ($2,165,375) and reserves for excess inventory ($1,996,218, including $1,221,218 of inventory at its Dove subsidiary).

During the year ended December 31, 1996, the Company recognized a $397,697 charge for expenses incurred in connection with the Company's stock offering that was withdrawn in August 1996 as a result of the general stock market decline and the decline in the price of the Company's common stock.

5.    Inventories:

Inventories consist of the following as of December 31:

                                                1998              1997
                                                ----              ----
      Raw materials, product kits,
        spare parts and sub-assemblies      $ 2,322,744       $ 2,201,268
      Work in progress                          380,835           191,069
      Finished goods                          1,151,302         4,014,094
      Rental systems                             66,464            32,251
      Inventory reserve                      (1,400,000)       (1,275,000)
                                            -----------       -----------
                                            $ 2,521,345       $ 5,163,682
                                            ===========       ===========

6.    Property and Equipment:

Property and equipment consisted of the following as of December 31:

                                        1998              1997
                                        ----              ----
      Machinery and equipment       $ 1,386,972       $ 1,271,309
      Demonstration systems             713,096            93,591
      Tooling                           641,202           467,284
      Furniture and fixtures            433,877           396,380
      Leasehold improvements            116,896           104,577
      Construction in progress           47,011            80,511
                                    -----------       -----------
                                      3,339,054         2,413,652
      Accumulated depreciation
        and amortization             (1,947,022)       (1,538,486)
                                    -----------       -----------
                                    $ 1,392,032       $   875,166
                                    ===========       ===========

7.    Acquisitions:

Norland Corp.

On September 11, 1997, the Company acquired Norland Corp. in a transaction accounted for under the purchase method of accounting. The consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") (see Note 8).

The cost of acquisition (including acquisition costs and a discount applied to the Note to reflect a market rate of interest) has been allocated based on the fair value of assets acquired and liabilities assumed as follows:

            Purchase price, net of Note discount of $728,000      $ 16,772,000
            Loans and advances to Norland Corp.                      2,757,000
            Current assets                                          (4,467,000)
            Noncurrent assets                                         (368,000)
            Deferred tax assets, net                                  (609,000)
            Current liabilities assumed                              2,739,000
            Noncurrent liabilities assumed                               2,000
            In-process research and development charge              (7,900,000)
                                                                  ------------
            Goodwill                                              $  8,926,000
                                                                  ============

Acquisition costs are primarily legal, accounting and investment banking fees, all of which are directly related to the transaction. Certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed in 1997. The goodwill is being amortized using the straight-line method over fifteen years. The purchase agreement required an additional contingent payment if certain financial targets were met for the year ended December 31, 1997. The targets were not met and no additional payment was required.

On December 31, 1998, in connection with the settlement of the Miller v. Bonmati litigation referred to in Note 12, the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Note from $16,250,000 to $7,450,000 and the annual interest rate was reduced to 6 1/2% from 7%.

Dove Medical Systems

On April 2, 1996, the Company acquired all of the outstanding shares of Dove and a patent and other intangible assets owned by the Dove majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company common stock valued at $3,311,529. The operating results of Dove have been included in the accompanying consolidated statements of operations from the date of acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The amount allocated to the patent and other intangible assets was $3,391,735. The excess purchase price over the fair values of the net assets was $3,308,011 and was recorded as goodwill. In connection with the closing of the Dove facility, the Company took a $8,348,000 non-recurring charge in 1997 (see Note 4).

Pro forma unaudited consolidated operating results and related per share amounts of the Company for the years ended December 31, 1997 and 1996, assuming both acquisitions had been made as of January 1, 1996, are summarized below:

                                                     1997              1996
                                                     ----              ----
                                                  (unaudited)       (unaudited)

      Net sales                                  $ 20,289,740       $23,974,811

      Net (loss) income                           (14,842,044)        2,361,476
      (Loss) earnings per share:
        Basic                                    $      (2.08)      $      0.35
        Diluted                                         (2.08)             0.33

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

8.    Note Payable:

In connection with the acquisition of Norland Corp. (See Note 7), consideration included a $16,250,000 Note bearing interest at the rate of 7% per annum beginning September 30, 1997. A $1,250,000 portion of the Note was originally payable in cash on March 11, 1998. The Note was amended to provide that such payment is not due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal was due and payable on September 11, 2002. The Company could prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). The Note is collateralized by a pledge of the shares of Norland Corp.

Effective as of December 31,1998, in connection with the amendment of the terms of the Norland Corp. acquisition, the Note principal was reduced from $16,250,000 to $7,450,000 and the annual interest rate was reduced from 7% to 6 1/2%. The other payment terms, including those with respect to maturity, prepayment and the ability to pay principal by delivering shares of Common Stock, were not changed. Also on December 31, 1998, the Company paid $1,890,000 in Note principal by delivering 7,000,000 shares of Company's Common Stock to NMS BV priced at $0.27 per share, the average closing price for the five trading days prior to December 31, 1998.

The Note has been fair valued as of the December 31, 1998 amendment date using a market rate of interest of 10.75%, which resulted in the establishment of a $874,310 note discount that is being amortized using the effective interest method over the Note's remaining term.

The Note activity described above may be summarized as follows as of December 31, 1998:

      Note principal as of September 11, 1998 acquisition date     $ 16,250,000
      Reduction in Note principal from reduced purchase price        (8,800,000)
      Payment of Note principal by delivering 7,000,000 shares       (1,890,000)
      Note discount for market rate of interest                         874,310
                                                                   ------------
      Note payable, net of discount                                $  4,685,690
                                                                   ============

9.    Stockholders' Equity:

Effective June 14, 1996, the Board authorized a 3-for-2 stock split (in the nature of a stock dividend), which increased the issued and outstanding shares accordingly. The financial statements and net result per common share for all periods presented reflect the stock split described above.

The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1998 and 1997, there was no preferred stock outstanding.

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

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates.

The following is a summary of options related to the plan as of December 31:

                                                 Range of                         Range of                         Range of
                                               Option Prices                    Option Prices                    Option Prices
                                    1998         per Share             1997       per Share            1996        per Share
                                    ----       -------------           ----     -------------                    -------------
Options outstanding at
beginning of year                  751,750     $0.0005-15.00        674,250     $0.0005-22.17      1,117,500     $0.0005-13.83

Cancellations                     (115,500)     $6.38-20.00        (138,750)     $7.50-22.17              --           --

Granted                            232,750         $0.67            474,000      $6.38-11.50         300,000     $15.00-22.17

Exercised                           (1,500)       $0.0005          (257,750)     $0.0005-7.50       (743,250)   $0.0005-0.0006
                                  --------                         --------                        ---------
Options outstanding at end
of year                            867,500     $0.0005-15.00        751,750     $0.0005-15.00        674,250     $0.0005-22.17
                                  ========                         ========                        =========
Options exercisable at end
of year                            251,313                          114,188                           46,125
                                  ========                         ========                        =========
Options available for grant at
end of year                        380,000                          497,250                          382,500
                                  ========                         ========                        =========

The following table summarizes information about significant groups of stock options outstanding at December 31, 1998:

                               Options Outstanding                                     Options Exercisable
                   -----------------------------------------------       -----------------------------------------------
                                                      Weighted                                              Weighted
                                        Weighted       Average                              Weighted         Average
                                        Average       Remaining                              Average        Remaining
Exercise             Options            Exercise      Contractual         Options            Exercise       Contractual
 Prices            Outstanding           Price       Life in Years       Exercisable          Price        Life in Years
 ------            -----------           -----       -------------       -----------          -----        -------------
$0.0005                4,500            $0.0005           5                 4,500            $0.0005            5
$0.67                716,500            $  0.67           8               186,938            $  0.67            8
$6.38                 25,000            $  6.38           9                 6,250            $  6.38            9
$9.75                  1,500            $  9.75           7                 1,125            $  9.75            7
$11.50                30,000            $ 11.50           9                 7,500            $ 11.50            9
$15.00                90,000            $ 15.00           7                45,000            $ 15.00            7
                     -------                                              -------
                     867,500                                              251,313
                     =======                                              =======

Had compensation expense for the Company's 1998, 1997 and 1996 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123, the Company's net income
(loss) and earnings (loss) per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                             1998                1997                  1996
                                             ----                ----                  ----
      Net (loss) income:
        As reported                      $(9,713,260)        $(18,584,005)          $1,777,855
        Pro forma                        (10,168,139)         (19,734,360)             796,334

      (Loss) earnings per share:
        As reported:
          Basic                               $(1.35)              $(2.60)               $0.26
          Diluted                              (1.35)               (2.60)                0.25
        Pro forma:
          Basic                                (1.41)              $(2.76)               $0.12
          Diluted                              (1.41)               (2.76)                0.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the applicable periods presented: dividend yield of 0%, risk-free weighted average interest rate of 5%, expected volatility factor of 117%, and an expected option term of 4 years. The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $0.49, $5.13 and $11.85 per option, respectively.

401(k) Plan

Pursuant to the Norland Medical Systems, Inc. and Norland Corporation Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $42,710, $14,570 and $13,342 for the years ended December 31, 1998, 1997 and 1996, respectively.

11.   Income Taxes:

The components of income taxes (benefit) for the years ended December 31 were as follows:

                               1998              1997              1996
                               ----              ----              ----
            Current:
              Federal        $(463,000)      $  (557,569)       $1,254,387
              State             13,000                --           243,613
                             ---------       -----------        ----------
                              (450,000)         (557,569)        1,498,000
                             ---------       -----------        ----------
            Deferred:
              Federal         (452,000)       (2,030,830)         (282,000)
              State            (44,000)         (106,048)               --
                             ---------       -----------        ----------
                              (496,000)       (2,136,878)         (282,000)
                             ---------       -----------        ----------
                Total        $(946,000)      $(2,694,447)       $1,216,000
                             =========       ===========        ==========

Income taxes (benefit) differ from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

                                           1998            1997            1996
                                         ------          ------          ------

Statutory income tax rate                 (34.0%)         (34.0%)          34.0%
Valuation allowance                        23.0%             --              --
State income taxes, net of
  Federal benefit                          (0.3%)          (1.3%)           6.6%
Amortization of goodwill                    1.9%            1.5%             --
In-process research and
  development charge                         --            12.6%             --
Write-off of goodwill                        --             8.5%             --
Other                                       0.5%             --              --
                                         ------          ------          ------
Effective income tax rate                  (8.9%)         (12.7%)          40.6%
                                         ======          ======          ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below.

                                                    1998                1997
                                                    ----                ----
Deferred tax assets and liabilities:

  Inventory                                      $ 1,440,759        $ 1,331,179
  Allowance for doubtful accounts                    111,900            820,600
  Accrued liabilities                                343,160            345,065
  Alternative minimum tax credits                         --             62,914
  Other                                              (78,602)                --
                                                 -----------        -----------
    Net current deferred tax assets                1,817,217          2,559,758
                                                 -----------        -----------
  Net operating loss carryforwards                 4,240,809            714,956
  Discount on note payable                          (244,518)          (256,421)
  Alternative minimum tax                             49,797                 --
  Other                                              (49,126)                --
  Valuation allowance                             (2,421,338)                --
                                                 -----------        -----------
    Net noncurrent deferred tax assets             1,575,624            458,535
                                                 -----------        -----------
      Total deferred tax assets                  $ 3,392,841        $ 3,018,293
                                                 ===========        ===========

The net deferred tax assets can be realized through future taxable income. Management believes that based on the Company's history of operating earnings and its expected income, that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

The Company has utilizable federal and state net operating loss carryforwards of approximately $11,000,000 at December 31, 1998 for income tax purposes which expire in 2012 through 2018.

12.   Commitments and Contingencies:

Legal Proceedings

Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant. This shareholder's class action and derivative complaint was filed in the Court of Chancery of the State of Delaware, New Castle County, on August 1, 1997, against four members of the Company's Board of Directors, Reynald G. Bonmati, Albert S. Waxman, James J. Baker and Michael W. Huber (the "Individual Defendants"), NMS BV and the Company. The action relates to the acquisition of Norland Corp. by the Company from NMS BV. The complaint alleged that the Individual Defendants breached their fiduciary duties of loyalty, candor and care in connection with the pending acquisition, and that the Company's proxy statement relating to the stockholders' meeting to vote on the acquisition did not contain full and fair disclosure. Plaintiff sought among other things: to enjoin the consummation of the acquisition; to require that the Company make additional disclosures to its stockholders in connection with the acquisition; damages in unspecified amounts; and costs, disbursements and counsel and expert fees. An agreement in principle was reached to settle the action. The Company delayed its Annual Meeting of Stockholders and supplemented its proxy statement with respect to the acquisition and the plaintiff withdrew his application for a preliminary injunction against the acquisition. The acquisition was approved by the Company's stockholders at the Annual Meeting of Stockholders held on September 8, 1997, and the acquisition was consummated on September 11, 1997. A definitive Stipulation of Settlement was executed, subject to the approval by the Court of Chancery. As a result of the restatement of the Company's financial statements for the fourth quarter of 1996 and the first three quarters of 1997, the plaintiff withdrew his support for the Stipulation of Settlement and moved for leave to file an amended and supplemental complaint that sought, among other things, to rescind the Acquisition; recover compensation or injuries allegedly suffered by the Company and the members of the stockholder class; and recover costs, disbursements, and counsel and expert fees. Defendants consented to the filing of such amended and supplemental complaint. All defendants filed answers to the amended and restated complaint. A new Stipulation of Settlement was agreed to on December 31, 1998, subject to approval by the Court of Chancery. The new Stipulation of Settlement provides for, among other things: (1) a reduction in the purchase price for Norland Corp. from $17,500,000 to $8,700,000 by reducing the principal amount of the Company's promissory note issued as part of the purchase price for the acquisition of Norland Corp. from $16,250,000 to $7,450,000; (2) the payment of $1,890,000 of the reduced principal amount of such promissory note by the delivery to NMS BV of 7,000,000 shares of the Company's Common Stock, valued at $0.27 per share;
(3) the reduction in the annual interest rate on such promissory note from 7% to 6 1/2%; and (4) the payment by the Company of any award of fees and expenses of plaintiff's counsel up to $1,000,000. The Court of Chancery approved this Stipulation of Settlement at a hearing held on March 18, 1999.

Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams and Norland Medical Systems, Inc. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. The defendants filed a motion to dismiss the amended complaint. The motion is pending before the Court.

The Company and Norland Corp. were named as defendants in an action entitled Robert L. Piccioni, Ph.D. and Joan Piccioni v. Norland Medical Systems, Inc. and Norland Corp., brought by Robert L. Piccioni, a former director of the Company, and Joan Piccioni, the former President of the Company's Dove subsidiary. The action related to the Company's acquisition of Dove in April of 1996. This action was settled pursuant to a Settlement Agreement and Mutual General Release dated August 11, 1998.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Leases

In 1996, the Company entered into operating leases for its manufacturing and office facilities and established subleases for portions of certain facilities with Norland Corp. and another company in which certain stockholders of NMS are also stockholders. Rent is prorated on a square footage basis. For the year ended December 31, 1998, lease expense was $213,949 and sublease income was $6,250 with respect to the other company. Rent expense for the years ended December 31, 1997 and 1996 was $183,556 and $93,258, respectively. Sublease income for the years ended December 31, 1997 and 1996 was $101,441 and $67,326, respectively.

The following is a schedule of future minimum lease payments as of December 31, 1998:

            1999                      $  203,352
            2000                         174,638
            2001                         145,923
            2002                         126,962
            2003                         108,000
            Thereafter                   288,000
                                      ----------
                                      $1,046,875
                                      ==========

13.   Related Party Transactions:

Sales and Purchases

During 1998, 1997 and 1996, the Company sold $9,803, $108,845 and $210,785, respectively, of products and services to Stratec. During 1997 and 1996, the Company sold $240,638 and $351,323, respectively, of products and services to Norland Corp. (through the acquisition date with respect to 1997).

During 1997 and 1996, the Company purchased $7,826,914 and $13,138,280, respectively, of products and services from Norland Corp. (through the acquisition date with respect to 1997). During 1998, 1997 and 1996, the Company purchased $1,244,766, $1,424,474 and $3,163,964, respectively, from Stratec. The amounts owed at December 31, 1998, 1997 and 1996 by NMS to Stratec for such purchases were $292,315, $584,779 and $714,127, respectively. The amounts payable to Stratec at December 31, 1998, 1997 and 1996 are net of receivables from Stratec in the amounts of $23,803, $7,700 and $62,689, respectively. The amount owed by the Company to Norland Corp. at December 31, 1996 was $2,220,816.

Other

The Company rented space in 1996 on a month to month basis, and purchased administrative support services, from another company in which certain beneficial stockholders of the Company are also beneficial stockholders. The cost of the services and space to the Company for the years ended December 31, 1997 and 1996 was $7,800 and $33,136, respectively. As of December 31, 1997, no amount was due by the Company for these costs.

Note Payable

In connection with the acquisition of Norland Corp. (see Note 7), consideration included a Note Payable (see Note 8) issued to the seller, NMS BV.

Officer's Loan Receivable

The balance of an officer loan, including interest, was $91,304 and $86,504 at December 31, 1998 and 1997, respectively. This loan is payable in March 2000 with interest at 6% per annum.

14.   Supplemental Sales and Customer Information:

For the years ended December 31, 1998 and 1997, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors. For the year ended December 31, 1996, two Pacific Rim distributors accounted for 22% and 6% of revenues.

The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                 1998                                1997                                  1996
                        ------------------------            ----------------------              ------------------------
Pacific Rim             $   2,053,356       14.3%           $ 2,066,024       10.1%             $  10,338,350       42.5%
Europe/Middle East          1,688,945       11.7              2,224,178       10.8                    578,081        2.4
Latin America               1,043,031        7.3              1,556,441        7.6                    747,498        3.1
                        -------------      -----            -----------      -----              -------------      -----
Export Sales                4,785,332       33.3              5,846,643       28.5                 11,663,929       48.0
Domestic Sales              9,599,159       66.7             14,683,733       71.5                 12,662,205       52.0
                        -------------      -----            -----------      -----              -------------      -----
                        $  14,384,491      100.0%           $20,530,376      100.0%             $  24.326,134      100.0%
                        =============      =====            ===========      =====              =============      =====

15.   Quarterly Financial Data (Unaudited):

                                                                            1998 Quarters
                                       -------------------------------------------------------------------------------------
                                           First            Second             Third            Fourth             Total
                                           -----            ------             -----            ------             -----
Revenue                                $  2,062,707      $  4,846,356      $  4,130,592      $  3,344,836      $ 14,384,491
Gross profit                                256,793         2,127,589         2,064,089         1,047,073         1,263,157
Operating loss                           (2,865,433)       (2,202,352)       (1,434,978)       (2,693,000)       (9,195,763)
Net loss                                 (1,889,582)       (1,504,721)       (2,006,272)       (4,312,685)       (9,713,260)

Weighted average shares:
  Basic and diluted                       7,163,314         7,164,031         7,163,531         7,240,118         7,183,032

 Basic and diluted loss per share      $      (0.26)     $      (0.21)     $      (0.28)     $      (0.60)     $      (1.35)

                                                                            1997 Quarters
                                       -------------------------------------------------------------------------------------
                                           First            Second             Third            Fourth             Total
                                           -----            ------             -----            ------             -----
                                         First(1)          Second(1)         Third(1)           Fourth             Total
                                         --------          ---------         --------           ------             -----
Revenue                                $  4,337,203      $  5,132,024      $  5,338,508      $  5,722,641      $ 20,530,376
Gross profit (loss)                       1,854,329         2,310,318          (466,304)        1,263,157         4,961,500
Operating income (loss)                      37,722           214,179       (18,456,195)       (3,035,941)      (21,240,235)
Net income (loss)                           103,616           194,759       (16,103,818)       (2,778,562)      (18,584,005)

Weighted average number of
  common and common
  equivalent shares:
     Basic                                7,115,831         7,149,800         7,154,161         7,161,471         7,145,465
     Diluted                              7,166,878         7,188,847         7,154,161         7,161,471         7,145,465

Earnings (loss) per share:
  Basic and diluted                    $       0.01      $       0.03      $      (2.25)     $      (0.39)     $      (2.60)

The per share figures for all periods presented reflect the application of "Earnings (Loss) per Share" described in Note 2.

                          NORLAND MEDICAL SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1997 and 1996

                                     Balance at      Charged to
                                      Beginning         Costs           Other                      Balances at End
                                      of Period      and Expenses    Accounts(A)   Deductions(B)      of Period
                                     -----------     ------------    -----------   -------------   ---------------
1998
Allowance for Doubtful Accounts      $ 2,200,000     $ 1,357,769     $         0   $(3,257,769)      $   300,000
                                     ===========     ===========     ===========   ===========       ===========

Obsolescence Reserve                 $ 1,275,000     $   443,323     $         0   $  (318,323)      $ 1,400,000
                                     ===========     ===========     ===========   ===========       ===========

1997
Allowance for Doubtful Accounts      $   221,000     $ 1,979,000     $         0   $         0       $ 2,200,000
                                     ===========     ===========     ===========   ===========       ===========

Obsolescence Reserve                 $    41,895     $ 1,480,000     $   600,000   $  (846,895)      $ 1,275,000
                                     ===========     ===========     ===========   ===========       ===========

1996
Allowance for Doubtful Accounts      $   150,000     $    70,000     $     1,000   $         0       $   221,000
                                     ===========     ===========     ===========   ===========       ===========

Obsolescence Reserve                 $         0     $    30,000     $    50,000   $   (38,105)      $    41,895
                                     ===========     ===========     ===========   ===========       ===========

(A)   Assumed in acquisition.
(B)   Amounts written off against the reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The information required under these items is contained in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

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

            Exhibit
            Number                    Description

            2.1 Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Norland Medical Systems, Inc., (C)

            2.2 Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc., Mirella Monte Belshe and Norland Medical Systems, Inc. (C)

            2.3 Stock Purchase Agreement between Norland Medical Systems, Inc. and Norland Medical Systems B.V. (G)

            2.4 Amendment to Stock Purchase Agreement dated as of December 31, 1998 between Norland Medical Systems, B.V. and Norland Medical Systems, Inc.

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

            10.6 Amendment No. 1 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (B)

            10.7 Amendment No. 2 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (D)

            +10.8 Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (F)

            +10.9 Amended Distribution Agreement dated as of September 11, 1997 among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation (G)

            10.10 Amendment No. 1 to Amended Distribution Agreement dated as of December 7, 1998 by and among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation.

            21          Subsidiaries

            27.1        Financial Data Schedule

            (c)         Reports on Form 8-K.

                        The Company filed a Current Report on Form 8-K on December 4, 1998 describing the settlement of litigation with Lunar Corporation and Stanford University.

                        The Company filed a Current Report on Form 8-K on January 5, 1999 describing the proposed settlement of the Miller v. Bonmati litigation referred to in Item 3 of this Report and the reduction in the purchase price for the acquisition of Norland Corp. and the related debt reduction and stock issuance, all of which were effected on December 31, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 30th day of March, 1999.

                                        NORLAND MEDICAL SYSTEMS, INC.


                                        By: /s/ Reynald G. Bonmati
                                           -------------------------------------
                                            Name: Reynald G. Bonmati
                                            Title: President

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

         Signature                Capacity In Which Signed             Date
         ---------                ------------------------             ----

   /s/ Reynald G. Bonmati       Chairman of the Board and         March 30, 1999
-----------------------------   President (Principal Executive
       Reynald G. Bonmati       Officer); and-Director

   /s/ Kurt W. Streams          Vice President, Finance           March 30, 1999
-----------------------------   (Principal Financial Officer
       Kurt W. Streams          and Principal-Accounting
                                Officer)

         Signature                Capacity In Which Signed             Date
         ---------                ------------------------             ----

   /s/ Jeremy Allen             Director                          March 30, 1999
-----------------------------
       Jeremy Allen

   /s/ James J. Baker           Director                          March 30, 1999
-----------------------------
       James J. Baker

   /s/ Michael W. Huber         Director                          March 30, 1999
-----------------------------
       Michael W. Huber

   /s/ Andre-Jacques Neusy      Director                          March 30, 1999
-----------------------------
       Andre-Jacques Neusy

   /s/ Albert S. Waxman         Director                          March 30, 1999
-----------------------------
       Albert S. Waxman