Form 10-Q
period 1999-03-31
NORLAND MEDICAL SYSTEMS INC
filed 1999-05-13
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1999
                               -------------------------------------------------
OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number                       0-26206
                       ---------------------------------------------------------

                         Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             06-1387931
---------------------------------                          -------------------
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

      As of May 10, 1999, 18,752,500 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

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

Introduction..................................................................3

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

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risks..........13

PART II OTHER INFORMATION....................................................14

Item 1. Legal Proceedings....................................................14

Item 2. Changes in Securities................................................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................15

Signatures...................................................................16

Exhibit Index................................................................17

Norland Medical Systems, Inc.

INTRODUCTION

The statements included in this Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by the forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market; (vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products;
(ix) changes that may result from health care reform in the United States may adversely affect the Company; (x) the Company's cash flow and the results of its ongoing financing efforts; (xi) the effect of regulation by the United States Food and Drug Administration and other agencies; (xii) the effect of the Company's accounting policies; (xiii) the outcome of pending litigation; (xiv) potential Year 2000 compliance problems affecting the Company and third parties with whom it deals; and (xv) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Nothing contained in the Report should be viewed as suggesting the existence of a trend or protection of any future trend with respect to any matter. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

Norland Medical Systems, Inc.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                        March 31, 1999    December 31, 1998
                                                        --------------    -----------------
ASSETS

Current assets:
  Cash and cash equivalents                              $    915,373       $  1,105,140
  Accounts receivable - trade, less allowance for
    doubtful accounts of $330,000 at March 31, 1999
    and December 31, 1998                                   2,537,903          1,877,271
  Income taxes receivable                                          --            340,000
  Inventories, net                                          1,885,627          2,521,345
  Prepaid expenses and other current assets                   244,092            187,354
  Deferred income taxes                                     1,858,217          1,817,217
                                                         ------------       ------------
         Total current assets                               7,441,212          7,848,327
                                                         ------------       ------------

Officer's loan receivable                                      92,488             91,304
Property and equipment, net                                 1,367,447          1,392,032
Deferred income taxes, net                                  2,111,624          1,575,624
Goodwill, net                                               8,001,856          8,150,620
                                                         ------------       ------------

         Total assets                                    $ 19,014,627       $ 19,057,907
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - related parties                     $    322,302       $    292,315
  Accounts payable - trade                                  1,725,748          1,435,616
  Accrued expenses                                          2,476,200          2,215,219
  Accrued warranty expenses                                   956,000            920,000
  Accrued interest expense                                    378,829            577,184
                                                         ------------       ------------
         Total current liabilities                          5,859,079          5,440,334
                                                         ------------       ------------

Note payable, net of discount                               1,066,719          4,685,690
Other                                                              --            140,000

Stockholders' equity:
  Common stock and additional paid-in capital              37,055,254         33,143,424
  Accumulated deficit                                     (24,966,425)       (24,351,541)
                                                         ------------       ------------
         Total stockholders' equity                        12,088,829          8,791,883
                                                         ------------       ------------

         Total liabilities and stockholders' equity      $ 19,014,627       $ 19,057,907
                                                         ============       ============

See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

                                                  For the Three Months Ended
                                              ---------------------------------
                                              March 31, 1999     March 31, 1998
                                              --------------     --------------

Revenue                                        $  4,825,934       $ 2,062,707
Cost of revenue                                   2,531,898         1,805,914
                                               ------------       -----------
Gross profit                                      2,294,036           256,793

Sales and marketing expense                       1,434,997         1,664,575
General and administrative expense                  944,821         1,037,809
Research and development expense                    394,126           419,842
                                               ------------       -----------

                  Operating loss                   (479,908)       (2,865,433)

Interest expense                                   (145,005)         (318,018)
Interest income                                      10,029            43,869
                                               ------------       -----------

Loss before income taxes                           (614,884)       (3,139,582)

Income tax benefit                                       --        (1,250,000)
                                               ------------       -----------

Net loss                                       $   (614,884)      $(1,889,582)
                                               ------------       -----------

Basic and diluted weighted average shares        14,265,997         7,163,314

Basic and diluted loss per share               $      (0.04)      $     (0.26)

See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                             For the Three Months Ended
                                                          --------------------------------
                                                          March 31, 1999    March 31, 1998
                                                          --------------    --------------
Cash flows from operating activities:
  Net loss                                                 $  (614,884)      $(1,889,582)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
       Amortization expense                                    204,623           190,206
       Depreciation expense                                    138,346            67,854
       Inventory obsolescence expense (credit)                (191,780)          325,000
       Deferred income taxes                                        --        (1,250,000)
       Provision for doubtful accounts                          20,077                --
       Changes in assets and liabilities:
            Accounts receivable                               (680,709)        1,937,789
            Inventories                                        827,498        (1,039,932)
            Prepaid expenses and other current assets          (56,738)           (2,858)
            Accounts payable                                   320,119          (649,459)
            Accrued expenses                                   (41,374)          247,075
            Income taxes receivable                                 --           920,806
            Customer deposits                                       --          (375,000)
                                                           -----------       -----------
             Total adjustments                                 540,062           371,481
                                                           -----------       -----------
             Net cash used in operating activities             (74,822)       (1,518,101)
                                                           -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                          (113,761)         (113,730)
  Other                                                         (1,184)           (1,183)
                                                           -----------       -----------
            Net cash used in  investing activities            (114,945)         (114,913)
                                                           -----------       -----------

Net decrease in cash                                          (189,767)       (1,633,014)

Cash and cash equivalents at beginning of period             1,105,140         3,082,202
                                                           -----------       -----------

Cash and cash equivalents at end of period                 $   915,373       $ 1,449,188
                                                           ===========       ===========

Noncash operating, investing and financial activities:

In March 1999, income taxes receivable of $340,000 were reclassified as deferred income taxes.

In March 1999, the Company elected to pay $4,310,000 of Note principal by the issuance of 11,122,580 shares of its Common Stock. See Notes 2 and 3.

See accompanying notes to condensed consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, and included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2) NOTE PAYABLE

As part of the original consideration paid by the Company to Norland Medical Systems B.V. ("NMS BV") for the acquisition of Norland Corporation ("Norland Corp.") in September of 1997, the Company issued a $16,250,000 note ("Note") bearing interest at the rate of 7% per annum. Effective as of December 31, 1998, the terms of the Norland Corp. acquisition were amended. The purchase price was lowered by reducing the principal amount of the Note by $8,800,000 to $7,450,000. In addition, the interest rate was reduced to 6.5%. Also on December 31, 1998, the Company paid $1,890,000 of the reduced principal amount by issuing 7,000,000 shares of its Common Stock to NMS BV, in accordance with provisions of the Note that allowed the Company to pay principal in shares of its Common Stock. The principal amount of the Note outstanding after such payment was $5,560,000. In March 1999, the Company elected to pay an additional $4,310,000 of Note principal by the issuance of 11,122,580 shares of its Common Stock. The Company issued 4,588,469 of these shares in March. Issuance of remaining 6,534,111 shares is subject to approval, at the June 2, 1999 annual meeting of stockholders, of a proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock.

The remaining $1,250,000 principal amount of the Note is subject to prepayment at such time as the Company receives at least $2,000,000 in proceeds from an equity financing. The Note has a maturity date of September 11, 2002, subject to the Company's right to extend such maturity date by up to two years (at increasing interest rates). NMS BV has transferred $1,159,719 in principal amount of the Note to former stockholders of NMS BV and holds the remaining $90,281 in Note principal.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

(3) STOCKHOLDERS' EQUITY

As of March 31, 1999, the Company had 20,000,000 shares of authorized Common Stock and 18,752,500 issued and outstanding. The Company has proposed to increase to 45,000,000 the number of authorized shares of Common Stock. If the proposed increase is approved, the Company will issue an additional 6,534,111 shares (See Note 2), as a result of which a total of 25,286,611 shares of Common Stock will be outstanding.

(4) INVENTORIES

As of March 31, 1999 and December 31, 1998 inventories consisted of the following:

                                       March 31,1999   December 31, 1998
                                       -------------   -----------------

      Raw materials, product kits,
           spare parts and
           sub-assemblies                $ 1,934,728         $ 2,322,744
      Work in progress                       307,618             380,835
      Finished goods                         856,817           1,151,302
      Rental systems                          66,464              66,464
      Inventory reserve                   (1,280,000)         (1,400,000)
                                         -----------         -----------

                                         $ 1,885,627         $ 2,521,345
                                         ===========         ===========

Norland Medical Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 1 of this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 1999 increased $2,763,227 (134.0%) to $4,825,934 from $2,062,707 for the comparable period of 1998. The increase in sales was largely a result of significantly increased sales of its DXA-based systems in the United States. Sales in the United States and Pacific Rim represented 75.2% and 11.1%, respectively, of total revenue for the three months ended March 31, 1999 and 60.8% and 13.1%, respectively, of total revenue for the three months ended March 31, 1998. Sales of complete bone densitometry systems represented 89.1% and 86.1% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Sales in the United States have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

Cost of revenue as a percentage of revenue was 52.5% and 87.6% for the three months ended March 31, 1999 and 1998, respectively, resulting in a gross margin of 47.5% for the three months ended March 31, 1999 compared to 12.4% for the comparable period of 1998. The gross margin for the first quarter of 1999 was benefited by a $191,780 inventory obsolescence credit and by $240,000 in sales of refurbished demonstration systems, which had been carried at relatively low costs. The gross margin for the first quarter of 1998 was adversely affected by a $325,000 charge for an increased inventory reserve. In addition, because Norland Corp. has certain fixed manufacturing

Norland Medical Systems, Inc.
Results of Operations (continued):

costs each quarter, to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $229,578 (13.8%) to $1,434,997 for the three months ended March 31, 1999 from $1,664,575 for the three months ended March 31, 1998, and decreased as a percentage of revenue to 29.7% from 80.7%. The dollar decrease was primarily due to decreased advertising and marketing promotion expenses and travel related expenses incurred by sales and customer service personnel.

General and administrative expense decreased $92,988 (9.0%) to $944,821 for the three months ended March 31, 1999 from $1,037,809 for the three months ended March 31, 1998 and decreased as a percentage of revenue to 19.6% from 50.3%. The decrease was primarily due to decreased bad debt expense as a result of improved credit and collections management.

Research and development expense decreased $25,716 (6.1%) to $394,126 for the three months ended March 31, 1999 from $419,842 for the three months ended March 31, 1998, and also decreased as a percentage of revenue to 8.2% from 20.4%.

The decreases in expenses as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's increased revenue for the three-month period ended March 31, 1999 as compared to March 31, 1998.

Interest expense decreased $173,013 (54.4%) to $145,005 for the three months ended March 31, 1999 from $318,018 for the three months ended March 31, 1998. Interest expense for both periods represents interest on the Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. Interest income in the three-month periods ended March 31, 1999 and 1998 consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in the three-month period ended March 31, 1999 as compared to March 31, 1998 reflects reduced interest income resulting from the Company's reduced cash position.

For the quarter ended March 31, 1999 the Company did not recognize a benefit for income taxes on the loss before income taxes. The Company recognized a benefit for income taxes as a percentage of the loss before income taxes of 39.8% for the same period in 1998. Management believes that, based on the Company's history of operating earnings, exclusive of nonrecurring charges in 1997 and 1998 and its expected income, it is more likely than not that future levels of income will be sufficient to realize all deferred tax assets, net of the valuation reserve.

The Company had a net loss of $614,884 ($0.04 per share based on 14,265,997 weighted average shares) for the three months ended March 31, 1999 compared to a net loss of $1,889,582 ($0.26 per share based on 7,163,314 weighted average shares) for the three months ended March 31, 1998. The reduction in net loss was due primarily to the factors discussed above.

Norland Medical Systems, Inc.
Results of Operations (continued):

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash of $1,105,140. At March 31, 1999, the Company had cash of $915,373. The decrease in cash was primarily the result of the payment of operating expenses, increased accounts receivable and capital expenditures partially offset by decreased inventories and increased accounts payable.

At the present time, capital expenditures for the balance of 1999 are estimated to be $250,000, and include additional demonstration systems, tooling and continued upgrading of the Company's management information system.

The Company's accounts receivable increased $660,632 (35.2%) to $2,537,903 at March 31, 1999 from $1,877,271 at December 31, 1998, reflecting the higher revenues for the quarter.

The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations at least through December 31, 1999. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company will be required to use working capital to manufacture the recently introduced Apollo DXA and Excell. The Company is also continuing to focus its efforts on maintaining the improvements in the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

The Company has been seeking debt and equity financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

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

Norland Medical Systems, Inc.
Results of Operations (continued):

The Norland Corp. management information systems, as was planned following the Company's September 1997 acquisition of Norland Corp., are being replaced with systems that are compatible with the Company's Y2K compliant management information systems.

The Company has identified certain other application hardware and software which are not yet Y2K compliant. Upgrades for most of these systems are available as part of an annual maintenance program. The Company believes that it already has obtained and installed most of the necessary upgrades for these programs and that the remaining upgrades will be available during 1999 without material expense to the Company. The Company anticipates that it will be able to complete, test and implement all software upgrades that may be material to its business on a timely basis. There is always a risk that, if the Company has not properly identified all Y2K compliance issues with respect to its internal systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. This in turn could cause a material disruption to the Company's business, including the inability to process orders on a timely basis, which could have a material adverse effect on its business, results of operations and financial condition.

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

In addition to the actions described above, at the present time the Company does not have a contingency plan to address the Y2K problem. The Company is developing contingency plans to address potential Y2K problems affecting it and third parties with whom it deals. The Company presently anticipates completing such plans over the next five months. Should any significant Y2K problems arise that are not adequately dealt with in such plan, the Company and its business, financial condition and results of operations could be materially adversely affected. If the Company does not identify and effectively deal with material Y2K problems affecting the Company or third parties, the most reasonably likely worst case scenario would be a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption of business activities that triggers a significant economic downturn. The Company believes that the primary business risks to the Company in such event would include, but not be limited to, loss of

Norland Medical Systems, Inc.
Results of Operations (continued):

orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company and its business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's policy has been to manage its interest rate risks through use of a fixed rate debt. See Note 3 for a description of the Note payable. All items described are non-trading and are stated in U.S. dollars.

                                                    Expected Maturity Dates                                  Fair Value
                                     -----------------------------------------------------                    March 31,
                                       1999        2001       2002     2003      Thereafter     Total           1999
                                       ----        ----       ----     ----      ----------     -----           ----
Cash And Cash Equivalents

Bank deposits-non interest
bearing                              $ 36,529                                                 $   36,529    $   36,529

Money Market Mutual Fund Shares      $878,844                                                 $  878,844    $  878,844

Average interest rate 4.57%

Note Payable

Fixed interest rate -  6.5%                                  $1,250,000                       $1,250,000    $1,066,719

Norland Medical Systems, Inc.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Irwin I. Miller v. Reynald G. Bonmati et al., Defendants, and Norland Medical Systems, Inc., Nominal Defendant. As indicated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, at a hearing held on March 18, 1999, the Court of Chancery of the State of Delaware, New Castle County, signed an order approving a Stipulation of Settlement with respect to this action. The Court's order has become final.

Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams and Norland Medical Systems, Inc. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. Pursuant to an amended complaint filed on August 10,1998, the claims are made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 31, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). The defendants filed a motion to dismiss the amended complaint. By Order dated April 6, 1999, the motion to dismiss was denied. On April 30, 1999, defendants filed an answer to the amended complaint, denying all substantive allegations. No discovery has yet occurred.

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

Norland Medical Systems, Inc.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits furnished:

            27    Financial Data Schedule

      (b)   Reports on Form 8-K:

            The Company filed a Report on form 8-K on January 5, 1999 Reporting
            (i) the agreement to settle the Delaware litigation relating to the acquisition of Norland Corp. and (ii) the reduction in the purchase price for Norland Corp.

            The Company filed a Report on Form 8-K on April 5, 1999 the Company's payment of $4.31 million in principal of its Note payable by the issuance of shares of the Company's Common Stock.

Norland Medical Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORLAND MEDICAL SYSTEMS, INC.
                                  (Registrant)

Date: May 12, 1999                /s/ Reynald G. Bonmati
                                  ---------------------------------------
                                  Reynald G. Bonmati
                                  President

Date: May 12, 1999                /s/ Kurt W. Streams
                                  ---------------------------------------
                                  Kurt W. Streams
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index

Number      Description
------      -----------

27          Financial Data Schedule