Form 10-Q
period 1999-06-30
NORLAND MEDICAL SYSTEMS INC
filed 1999-08-16
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-26206
                       -------

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

Yes |X|   No |_|

      As of August 9, 1999, 25,286,611 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                                                                            Page
                                                                            ----

Title Page...................................................................1

Document Table of Contents...................................................2

Introduction.................................................................3

PART I   FINANCIAL INFORMATION...............................................4

Item 1.  Condensed Consolidated Financial Statements.........................4
         Condensed Consolidated Balance Sheets...............................4
         Condensed Consolidated Statements of Operations.....................5
         Condensed Consolidated Statements of Cash Flows.....................6
         Notes to Condensed Consolidated Financial Statements................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks........14

PART II  OTHER INFORMATION..................................................15

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities..............................................15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures..................................................................17

Exhibit Index...............................................................18

Norland Medical Systems, Inc.

I N T R O D U C T I O N

This Report contains certain statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include information relating to, among other matters, the Company's future financial performance and results. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Should one or more risks or uncertainties materialize or underlying assumptions prove incorrect, actual results or events could differ materially from those estimated or projected due to certain important factors, including, without limitation, the following: (i) the continued development of new products and product enhancements that can be marketed by the Company; (ii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iii) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (iv) the Company may be adversely affected by changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (v) the high level of competition in the bone densitometry market;
(vi) changes in bone densitometry technology; (vii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (viii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (ix) changes that may result from health care reform in the United States may adversely affect the Company; (x) the Company's cash flow and the results of its ongoing financing efforts; (xi) the effect of regulation by the United States Food and Drug Administration and other agencies; (xii) the effect of the Company's accounting policies; (xiii) the outcome of pending litigation, particularly the class action lawsuit; (xiv) potential Year 2000 compliance problems affecting the Company and third parties with whom it deals; and (xv) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Nothing contained in the Report should be viewed as suggesting the existence of a trend or projection of any future trend with respect to any matter. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

Norland Medical Systems, Inc.

PART I  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Norland Medical Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

                                                          June 30, 1999   December 31, 1998
                                                          -------------   -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                $    818,597        $  1,105,140
  Accounts receivable - trade, less allowance for
    doubtful accounts of $330,000 and $300,000 at
    June 30, 1999 and  December  31, 1998, respectively       2,534,572           1,877,271
  Income taxes receivable                                            --             340,000
  Inventories, net                                            2,667,147           2,521,345
  Prepaid expenses and other current assets                     120,981             187,354
  Deferred income taxes                                       1,858,217           1,817,217
                                                           ------------        ------------
       Total current assets                                   7,999,514           7,848,327
                                                           ------------        ------------
Officer's loan receivable                                        93,685              91,304
Property and equipment, net                                   1,459,804           1,392,032
Deferred income taxes, net                                    2,111,624           1,575,624
Goodwill, net                                                 7,853,122           8,150,620
                                                           ------------        ------------
      Total assets                                         $ 19,517,749        $ 19,057,907
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - related parties                       $    436,842        $    292,315
  Accounts payable - trade                                    2,733,342           1,435,616
  Accrued expenses                                            2,032,356           2,011,396
  Accrued warranty expenses                                     862,500             920,000
  Unearned service revenue                                      396,588             203,823
  Accrued interest expense                                      293,664             577,184
                                                           ------------        ------------
       Total current liabilities                              6,755,292           5,440,334
                                                           ------------        ------------

Note payable, net of discount                                 1,080,000           4,685,690
Other                                                                --             140,000

Stockholders' equity:
  Common stock                                                   12,642               7,081
  Additional paid-in capital                                 37,042,612          33,136,343
  Accumulated deficit                                       (25,372,797)        (24,351,541)
                                                           ------------        ------------
       Total stockholders' equity                            11,682,457           8,791,883
                                                           ------------        ------------

       Total liabilities and stockholders' equity          $ 19,517,749        $ 19,057,907
                                                           ============        ============

See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         For the Three Months Ended                   For the Six Months Ended
                                                     ----------------------------------          ----------------------------------
                                                    June 30, 1999         June 30, 1998         June 30, 1999         June 30, 1998
                                                     ------------          ------------          ------------          ------------
Revenue                                              $  4,357,201          $  4,846,356          $  9,183,135          $  6,909,063
Cost of revenue                                         2,006,140             2,718,767             4,538,038             4,524,681
                                                     ------------          ------------          ------------          ------------
           Gross profit                                 2,351,061             2,127,589             4,645,097             2,384,382

Sales and marketing expense                             1,480,577             1,821,620             2,915,574             3,486,195
General and administrative expense                        873,095             1,905,747             1,817,916             2,943,556
Research and development expense                          372,803               602,574               766,929             1,022,416
                                                     ------------          ------------          ------------          ------------
                                                        2,726,475             4,329,941             5,500,419             7,452,167

                                                     ------------          ------------          ------------          ------------
Operating loss                                           (375,414)           (2,202,352)             (855,322)           (5,067,785)

Interest expense                                          (39,651)             (323,681)             (184,656)             (641,699)
Interest income                                             8,693                15,312                18,722                59,181
                                                     ------------          ------------          ------------          ------------

Loss before income tax benefit                           (406,372)           (2,510,721)           (1,021,256)           (5,650,303)

Income tax benefit                                             --            (1,006,000)                   --            (2,256,000)
                                                     ------------          ------------          ------------          ------------

Net loss                                             $   (406,372)         $ (1,504,721)         $ (1,021,256)         $ (3,394,303)
                                                     ============          ============          ============          ============

Basic and diluted weighted average shares              20,332,175             7,164,031            17,315,843             7,163,675

Basic and diluted loss per share                     $      (0.02)         $      (0.21)         $      (0.06)         $      (0.47)

See accompanying notes to condensed consolidated financial statements.

Norland Medical Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                         For the Six Months Ended
                                                                    ---------------------------------
                                                                    June 30, 1999       June 30, 1998
                                                                    -------------       -------------
Cash flows from operating activities:
  Net loss                                                           $(1,021,256)        $(3,394,303)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
       Amortization expense                                              366,638             385,684
       Depreciation expense                                              267,016             138,187
       Provision for doubtful accounts                                    11,167             888,885
       Inventory obsolescence expense (credit)                          (791,780)            325,000
       Deferred income taxes                                            (340,000)         (2,256,000)
       Changes in assets and liabilities:
            Accounts receivable                                         (668,468)          1,664,620
            Inventories                                                  645,978              26,133
            Prepaid expenses and other current assets                     66,373              25,933
            Accounts payable                                           1,442,253            (184,392)
            Accrued expenses                                            (267,295)            188,025
            Income taxes receivable                                      340,000             970,867
            Customer deposits                                                 --            (500,000)
                                                                     -----------         -----------
               Total adjustments                                       1,071,882           1,672,942
                                                                     -----------         -----------
                   Net cash provided by (used in)
                   operating activities                                   50,626          (1,721,361)
                                                                     -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment                                    (334,788)            (72,490)
  Other                                                                   (2,381)             (2,379)
                                                                     -----------         -----------
                   Net cash used in investing activities                (337,169)            (74,869)

Net decrease in cash                                                    (286,543)         (1,796,230)

Cash and cash equivalents at beginning of period                       1,105,140           3,082,202
                                                                     -----------         -----------

Cash and cash equivalents at end of period                           $   818,597         $ 1,285,972
                                                                     ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, and included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be achieved for the entire fiscal year ending December 31, 1999.

(2) NOTE PAYABLE

As part of the original consideration paid by the Company to Norland Medical Systems B.V. ("NMS BV") for the acquisition of Norland Corporation ("Norland Corp.") in September of 1997, the Company issued a $16,250,000 note ("Note") bearing interest at the rate of 7% per annum. Effective as of December 31, 1998, the terms of the Norland Corp. acquisition were amended. The purchase price was lowered by reducing the principal amount of the Note by $8,800,000 to $7,450,000. In addition, the interest rate was reduced to 6.5%. Also on December 31, 1998, the Company paid $1,890,000 of the reduced principal amount by issuing 7,000,000 shares of its Common Stock to NMS BV, in accordance with provisions of the Note that allowed the Company to pay principal in shares of its Common Stock. The principal amount of the Note outstanding after such payment was $5,560,000. In March 1999, the Company elected to pay an additional $4,310,000 of Note principal by the issuance of 11,122,580 shares of its Common Stock. The Company issued 4,588,469 of these shares in March and the remaining 6,534,111 shares in June 1999.

The remaining $1,250,000 principal amount of the Note is subject to mandatory prepayment at such time as the Company receives at least $2,000,000 in proceeds from an equity financing. The Note has a maturity date of September 11, 2002, subject to the Company's right to extend such maturity date by up to two years (at increasing interest rates). NMS BV has transferred all of its interest in the Note to current and former stockholders of NMS BV.

Norland Medical Systems, Inc.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)

(3) STOCKHOLDERS' EQUITY

As of June 30, 1999, the Company had 45,000,000 shares of authorized Common Stock and 25,286,611 shares issued and outstanding. In June 1999, the Company increased its number of authorized shares of Common Stock from 20,000,000 to 45,000,000 following shareholder approval.

(4) INVENTORIES

As of June 30, 1999 and December 31, 1998 inventories consisted of the following:

                                          June 30, 1999   December 31, 1998
                                          -------------   -----------------
      Raw materials, product kits,
         spare parts and
         sub-assemblies                     $ 1,998,564         $ 2,322,744
      Work in progress                          496,599             380,835
                                                785,520           1,151,302
      Finished goods                             66,464              66,464
      Rental systems                           (680,000)         (1,400,000)
                                            -----------         -----------
      Inventory reserve                     $ 2,667,147         $ 2,521,345
                                            ===========         ===========

(5) SUBSEQUENT EVENTS

On July 30, 1999, the Company issued 666,667 shares of its Common Stock to a corporate investor in exchange for a $500,000 cash investment. Of the proceeds from the share issuance, approximately $67,000 was paid to the investor in satisfaction of previous purchases of a product component and the balance of proceeds may be used for working capital and general corporate purposes.

In August 1999, the Company entered into a $2 million bank line of credit agreement in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrues at a variable rate based on prime plus 1.25%. Borrowings under the agreement are collateralized by substantially all of the Company's assets. In connection with such agreement, the Company has granted to the bank warrants to purchase 20,000 shares of Company Common Stock at $0.01 per share.

Norland Medical Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 1 of this Report. The following discussion contains forward-looking statements which involve various risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

RESULTS OF OPERATIONS

Revenue for the three months ended June 30, 1999 decreased $489,155 (10.1%) to $4,357,201 from $4,846,356 for the comparable period of 1998. The decrease in sales was largely a result of decreased sales of DXA-based systems in the United States. Revenue for the six months ended June 30, 1999 increased $2,274,072 (32.9%) to $9,183,135 from $6,909,063 for the comparable period in 1998. The increase was largely the result of significantly increased first quarter sales of DXA-based systems in the United States. Sales in the United States and Pacific Rim represented 67.9% and 7.4%, respectively, of total revenue for the three months ended June 30, 1999 and 73.4% and 7.8%, respectively, of total revenue for the three months ended June 30, 1998. Sales in the United States and Pacific Rim represented 72.0% and 9.4%, respectively, of total revenue for the six months ended June 30, 1999 and 69.7% and 9.4%, respectively, of total revenue for the six months ended June 30, 1998. A majority of the Company's revenue for the three- and six-month periods ended June 30, 1999 and 1998 was derived from sales of the Excell, Eclipse and XR36 DXA-based central systems. Sales of complete bone densitometry systems represented 88.4% and 94.8% of total revenue for the three months ended June 30, 1999 and 1998, respectively, and 89.1% and 92.2% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Sales of parts and services and rental income comprised the balance of revenue for such periods.

Sales in the United States over the periods presented herein have been affected by changes in the Medicare reimbursement rates for both peripheral and central bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates remain, however, subject to further changes. It is not possible to predict with certainty the nature and extent of any such changes, but any future decreases in reimbursement rates may reduce demand for the Company's products, and consequently could adversely affect the Company. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenue, gross margin and the mix of product models sold are expected to continue to be influenced by the relative degree of

Norland Medical Systems, Inc.
Results of Operations (continued):

difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels. There can be no assurance that the Company will be able to bring such systems to the market.

Cost of revenue as a percentage of revenue was 46.0% and 56.1% for the three months ended June 30, 1999 and 1998, respectively, resulting in a gross margin of 54.0% for the three months ended June 30, 1999 compared to 43.9% for the comparable period of 1998. Cost of revenue as a percentage of revenue was 49.4% and 65.5% for the six months ended June 30, 1999 and 1998, respectively, resulting in a gross margin of 50.6% for the six months ended June 30, 1999 compared to 34.5% for the comparable period of 1998. The gross margins for the three and six-month periods ended June 30, 1999 were benefited by the sale of inventory previously partially reserved for as obsolete (reserves on such items were $600,000 and $791,780, respectively) and by sales of refurbished demonstration systems of $99,000 and $339,000, respectively, which had been carried at relatively low costs. The gross margins for the three and six- month periods ended June 30, 1998 were adversely affected by a $325,000 charge for an increased inventory reserve taken in the first quarter. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenue is lower, such fixed costs have a more negative impact on gross margin.

Sales and marketing expense decreased $341,043 (18.7%) to $1,480,577 for the three months ended June 30, 1999 from $1,821,620 for the three months ended June 30, 1998, and decreased as a percentage of revenue to 34.0% from 37.6%. Sales and marketing expense decreased $570,621 (16.4%) to $2,915,574 for the six months ended June 30, 1999 from $3,486,195 for the six months ended June 30, 1998, and decreased as a percentage of revenue to 31.7% from 50.5%. The dollar decreases were primarily due to decreased advertising and marketing promotion expenses, labor expenses and travel related expenses incurred by sales and customer service personnel and third party representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales.

General and administrative expense decreased $1,032,652 (54.2%) to $873,095 for the three months ended June 30, 1999 from $1,905,747 for the three months ended June 30, 1998 and decreased as a percentage of revenue to 20.0% from 39.3%. General and administrative expense decreased $1,125,640 (38.2%) to $1,817,916 for the six months ended June 30, 1999 from $2,943,556 for the six months ended June 30, 1998, and decreased as a percentage of revenue to 19.8% from 42.6%. The dollar decreases were primarily due to decreased bad debt expense in 1999 as a result of improved credit and collections management in 1998.

Research and development expense decreased $229,771 (38.1%) to $372,803 for the three months ended June 30, 1999 from $602,574 for the three months ended June 30, 1998, and also decreased as a percentage of revenue to 8.6% from 12.4%. Research and development expense decreased $255,487 (25.0%) to $766,929 for the six months ended June 30, 1999 from $1,022,416 for the six months ended June 30, 1998, and decreased as a percentage of revenue to 8.4% from 14.8%. The decreases in 1999 expenses as compared to 1998 were primarily due to non-recurring expenses in connection with certain development projects, including the Apollo DXA that was introduced in May 1998.

Norland Medical Systems, Inc.
Results of Operations (continued):

The decreases in expenses as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's significantly increased revenue for the six-month periods ended June 30, 1999 as compared to June 30, 1998.

Interest expense decreased $284,030 (87.7%) to $39,651 for the three months ended June 30, 1999 from $323,681 for the three months ended June 30, 1998. Interest expense decreased $457,043 (71.2%) to $184,656 for the six months ended June 30, 1999 from $641,699 for the six months ended June 30, 1998. Interest expense for the three- and six-month periods represents interest on the Note payable issued by the Company in connection with the acquisition of Norland Corp. on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. Interest income in the three and six-month periods consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in the three-month period ended June 30, 1999 as compared to June 30, 1998 reflects reduced interest income resulting from the Company's reduced cash position.

For the three and six-month periods ended June 30, 1999 the Company did not recognize a benefit for income taxes on the loss before income tax benefit. The Company recognized a benefit for income taxes as a percentage of the loss before income taxes of 40% for the corresponding periods in 1998. Management believes that, based on the Company's history of operating earnings, exclusive of nonrecurring charges in 1997 and 1998 and its expected income, it is more likely than not that income in future periods, extending up to 19 years with respect to deferred tax assets resulting from net operating loss carryforwards, will be sufficient to realize all deferred tax assets, net of the valuation reserve.

The Company had a net loss of $406,372 ($0.02 per share based on 20,332,175 weighted average shares) for the three months ended June 30, 1999 compared to a net loss of $1,504,721 ($0.21 per share based on 7,164,031 weighted average shares) for the three months ended June 30, 1998. The Company had a net loss of $1,021,256 ($0.06 per share based on 17,315,843 weighted average shares) for the six months ended June 30, 1999 compared to net loss of $3,394,303 ($0.47 per share based on 7,163,675 weighted average shares) for the six months ended June 30, 1998. The reduction in net loss and net loss per share was due primarily to the factors discussed above and the issuance of a substantial number of additional shares in connection with the reduction in the principal of the Note payable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $1,105,140. At June 30, 1999, the Company had cash and cash equivalents of $818,597. The decrease in cash was primarily the result of the payment of operating expenses, increased accounts receivable, inventories and capital expenditures partially offset by increased accounts payable.

At the present time, capital expenditures for the balance of 1999 are estimated to be $100,000, and include additional demonstration systems, tooling and continued upgrading of the Company's management information system.

Norland Medical Systems, Inc.
Results of Operations (continued):

The Company's accounts receivable increased $657,301 (35.0%) to $2,534,572 at June 30, 1999 from $1,877,271 at December 31, 1998, reflecting the higher revenues.

The Company's accounts payable increased $1,442,253 (83.5%) to $3,170,184 at June 30, 1999 from $1,727,931 at December 31, 1998, reflecting a higher level of purchases of parts and sub-assemblies primarily used to produce the recently introduced Apollo DXA and Excell systems and less prompt payments.

The Company believes that its current cash position, together with cash flow from operations and proceeds from insurance claims, as well as the net proceeds from a recent $500,000 investment in the Company's Common Stock and the ability to draw on a $2 million bank line of credit (as described in Note 5) will be adequate to fund the Company's operations at least through March 31, 2000. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company is required to use working capital to manufacture the Apollo DXA and Excell. The Company is also continuing to focus its efforts on maintaining the improvements in the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers, emphasized the receipt of down payments from customers at the time their purchase orders are received and entered into an arrangement with a lease company that provides for prompt funding of its purchase orders. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

The Company continues to seek additional financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

YEAR 2000 READINESS

The year 2000 (Y2K) problem stems from the fact that many existing computer programs use only the last two digits to refer to a year. As a result, such programs do not recognize a year that begins with "20" instead of "19", and may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or produce erroneous results, such as a temporary inability to process transactions, send invoices or engage in many ordinary business activities. The Company is evaluating the Y2K problem with respect to the Y2K readiness of its internal management information and non-financial systems and the Company's product models and suppliers. At this point in time, the Company is not aware of any Y2K problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition.

The Company is completing its review of its internal management systems for Y2K compliance. The Company believes that, with the following exceptions, its information systems are Y2K compliant.

Norland Medical Systems, Inc.
Results of Operations (continued):

The Norland Corp. management information systems, as was planned following the Company's September 1997 acquisition of Norland Corp., are being replaced by no later than December 31, 1999 with systems that are compatible with the Company's Y2K compliant management information systems.

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

The Company has evaluated the product models currently offered by the Company for Y2K compliance. The Company believes that its peripheral and central DXA-based systems are Y2K compliant. With respect to its pQCT and ultrasound systems, certain Y2K compliance issues exist. The Company plans to make software upgrades for these products available to its customers before January 1, 2000. The costs to the Company, if any, are not expected to be material, as such upgrades to products still under warranty should be provided by the product manufacturers at no charge. Upgrades of non-warranty products will be provided at the customer's expense. The Company has also identified certain older DXA, SXA and pQCT products that will also require computer hardware and/or software upgrades to become Y2K compliant. The Company plans to offer users of these products the opportunity to purchase upgrade options.

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

In addition to the actions described above, at the present time the Company does not have a contingency plan to address the Y2K problem. The Company is developing contingency plans to address potential Y2K problems affecting it and third parties with whom it deals. The Company presently anticipates completing such plans over the next three months. Should any significant Y2K problems arise that are not adequately dealt with in such plan, the Company and its business, financial condition and results of operations could be materially adversely affected. The Company has reserved $180,000 to cover the estimated costs of resolving remaining Y2K issues and contingency plans. If the Company does not identify and effectively deal with material Y2K problems affecting the Company or third parties, the most reasonably likely worst case scenario would be a systemic failure beyond the control of the Company, such as a prolonged

Norland Medical Systems, Inc.
Results of Operations (continued):

telecommunications or electrical failure, or a general disruption of business activities that triggers a significant economic downturn. The Company believes that the primary business risks to the Company in such event would include, but not be limited to, loss of orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company and its business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to various risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates and decreased sales and marketing expenditures on future sales, gross margin and product mix, the Company's ability to realize deferred tax assets as recorded, future capital expenditures, Year 2000 readiness and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's investment policy has been to manage its risks related to its portfolio of cash and cash equivalents by holding such funds in interest bearing accounts and instruments that are liquid and of high credit quality. The Company's borrowing policy has been to manage its interest rate risks related to its borrowings through use of fixed rate debt when possible (Note payable) or prime rate based variable rate debt (bank line of credit). Any Company borrowings on the line of credit are subject to the risk of increases in the bank's prime rate without limitation. See Note 2 and 5 for descriptions of the Note payable and bank line of credit. All items described below are non-trading and are stated in U.S. dollars.

                                                       Expected Maturity Dates                                     Fair Value
                                     -------------------------------------------------------------                -------------
                                        1999          2001        2002         2003      Thereafter      Total    June 30, 1999
                                     ----------   ----------   ----------   ----------   ----------   ----------  -------------
Cash And Cash Equivalents

Bank deposits-non interest bearing   $   73,327                                                       $   73,327     $   73,327

Money Market Mutual Fund Shares      $  745,270                                                       $  745,270     $  745,270

Average interest rate - 4.5%

Note Payable

Fixed interest rate - 6.5%                                     $1,250,000                             $1,250,000     $1,080,000

Norland Medical Systems, Inc.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams and Norland Medical Systems, Inc. Reference is made to the above captioned legal proceeding against the Company and its Chief Executive Officer and Chief Financial Officer as previously reported. By Order dated April 6, 1999, the defendant's motion to dismiss an amended complaint filed on August 10, 1998 was denied. On April 30, 1999, the defendants filed an answer to the amended complaint, denying all substantive allegations.

The Company is party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate to have a material adverse effect on the Company's final position, results of operations or cash flows.

Item 2.  Changes In Securities And Use Of Proceeds.

(a)  Increase In Authorization

On June 2, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.0005 per share, from 20,000,000 to 45,000,000. A Certificate of Amendment effecting such change was filed with the Secretary of State of Delaware on June 8, 1999.

(b)  Recent Sales of Unregistered Securities

The Company issued a total of 4,588,469 shares of Common Stock in March 1999 and 6,534,111 shares of Common Stock in June 1999 to Norland Partners, L.P. and Bones, L.L.C. for an aggregate consideration of an aggregate $4,310,000 reduction in the principal of the Note payable to such parties. Such transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 30, 1999, the Company issued 666,667 shares of Common Stock to a corporate investor for an aggregate consideration of $500,000. Such transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

In August 1999, the Company granted warrants to purchase 20,000 shares of Common Stock at $0.01 per share to a bank in connection with and in consideration of a line of credit. Such transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None

Norland Medical Systems, Inc.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

            (a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc. was held on June 2, 1999.

            (b) The following persons were elected as directors of the Company at the Annual Meeting: Jeremy C. Allen, James J. Baker, Reynald G. Bonmati, Michael W. Huber, Andre-Jacques Neusy and Albert S. Waxman.

            (c) The following matters were voted on at the Annual Meeting:

                  (1) The proposal to elect the six persons named in Item 4(b) as directors of the Company for the ensuing year was approved as follows: 18,081,663 shares in favor of each candidate; 173,412 shares withheld for each candidate; no shares abstaining; and no broker non-votes.

                  (2) The proposal to approve an amendment to the Company's Restated Certificate of Incorporation increasing the amount of authorized Common Stock was approved as follows: 17,994,527 shares for; 250,418 shares against; 10,100 shares abstaining; and no broker non-votes.

                  (3) The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 1999 was approved as follows: 18,233,693 shares for; 5,165 shares against; 16,187 shares abstaining; and no broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit
         Number      Description
         ------      -----------

          3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc., as amended on June 8, 1999

          27         Financial Data Schedule

         (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K on April 5, 1999 concerning the Company's reduction of $4,310,000 in principal of the Note by the issuance of shares of the Company's Common Stock.

Norland Medical Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORLAND MEDICAL SYSTEMS, INC.
                                    (Registrant)

Date: August 16, 1999               /s/ Reynald G. Bonmati
                                    -----------------------------------
                                    Reynald G. Bonmati
                                    President

Date: August 16, 1999               /s/ Kurt W. Streams
                                    -----------------------------------
                                    Kurt W. Streams
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

Norland Medical Systems, Inc.

Exhibit Index

Number      Description
------      -----------

3.1 Restated Certificate of Incorporation of Norland Medical Systems, Inc. as amended on June 8, 1999.

27          Financial Data Schedule