Form 10-Q
period 1999-09-30
NORLAND MEDICAL SYSTEMS INC
filed 1999-11-15
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          SEPTEMBER 30, 1999
                              --------------------------------------------------
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to  ____________________

Commission file number             0-26206
                       ---------------------------------------------------------

                         NORLAND MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        06-1387931
-----------------------------------------------        -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                       Identification No.)

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

Yes   X           No _____
   ------
         As of November 12, 1999, 25,956,278 shares of the registrant's Common Stock, $0.0005 par value, were issued and outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q


                                                                            PAGE

Title Page.....................................................................1

Document Table of Contents.....................................................2

Introduction...................................................................3

PART I       FINANCIAL INFORMATION.............................................4

Item 1.      Condensed Consolidated Financial Statements.......................4
             Condensed Consolidated Balance Sheets.............................4
             Condensed Consolidated Statements of Operations...................5
             Condensed Consolidated Statements of Cash Flows...................6
             Notes to Condensed Consolidated Financial Statements..............7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9

Item 3.      Quantitative and Qualitative Disclosures About Market Risks......15

PART II      OTHER INFORMATION................................................16

Item 1.      Legal Proceedings................................................16

Item 2.      Changes in Securities............................................16

Item 3.      Defaults Upon Senior Securities..................................16

Item 4.      Submission of Matters to a Vote of Security Holders..............16

Item 5.      Other Information................................................16

Item 6.      Exhibits and Reports on Form 8-K.................................16

Signatures....................................................................17

Exhibit Index.................................................................18


NORLAND MEDICAL SYSTEMS, INC.


I N T R O D U C T I O N



THIS REPORT CONTAINS CERTAIN STATEMENTS THAT MAY BE DEEMED TO BE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION RELATING TO, AMONG OTHER MATTERS, THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND RESULTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. SHOULD ONE OR MORE RISKS OR UNCERTAINTIES MATERIALIZE OR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE ESTIMATED OR PROJECTED DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (I) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY THE COMPANY; (II) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (III) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PHYSICIANS; (IV) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (V) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET;
(VI) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (VII) MARKET ACCEPTANCE OF THE NEW MUSCULOSKELETAL PRODUCT LINES (VIII) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (IX) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS; (X) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (XI) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (XII) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES; (XIII) THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES; (XIV) THE OUTCOME OF PENDING LITIGATION, PARTICULARLY THE CLASS ACTION LAWSUIT; (XV) POTENTIAL YEAR 2000 COMPLIANCE PROBLEMS AFFECTING THE COMPANY AND THIRD PARTIES WITH WHOM IT DEALS; AND (XVI) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC FACTORS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. UNLESS OTHERWISE INDICATED, NOTHING CONTAINED IN THE REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROJECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC.

PART I   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheets


                                                             SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                             ------------------       -----------------
                                                             (Unaudited)
ASSETS


Current assets:


  Cash and cash equivalents                                  $    430,285             $  1,105,140
  Accounts receivable - trade, less allowance for
    doubtful accounts of $330,000 and $300,000 at
    September 30, 1999 and December 31, 1998, respectively      2,566,765                1,877,271
  Income taxes receivable                                            --                    340,000
  Inventories, net                                              3,074,974                2,521,345
  Prepaid expenses and other current assets                       202,382                  187,354
  Deferred income taxes                                         1,858,217                1,817,217
                                                             ------------             ------------
          Total current assets                                  8,132,623                7,848,327
                                                             ------------             ------------

Officer's loan receivable                                          71,171                   91,304
Property and equipment, net                                     1,295,362                1,392,032
Deferred income taxes, net                                      2,111,624                1,575,624
Goodwill, net                                                   7,704,358                8,150,620

         Total assets                                        $ 19,315,138             $ 19,057,907
                                                             ------------             ------------
                                                             ------------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Bank borrowings                                           $    160,326             $       --
   Accounts payable - related parties                             266,596                  292,315
  Accounts payable - trade                                      2,686,637                1,435,616
  Accrued expenses                                              1,950,225                2,011,396
  Accrued warranty expenses                                       821,250                  920,000
  Unearned service revenue                                        362,776                  203,823
  Accrued interest expense                                        154,741                  577,184
                                                             ------------             ------------

          Total current liabilities                             6,402,551                5,440,334
                                                             ------------             ------------

Note payable, net of discount                                   1,093,281                4,685,690
Other                                                                --                    140,000

Stockholders' equity:
  Common stock                                                     12,977                    7,081
  Additional paid-in capital                                   37,542,279               33,136,343
  Accumulated deficit                                         (25,735,950)             (24,351,541)
                                                             ------------             ------------
           Total stockholders' equity                          11,819,306                8,791,883
                                                             ------------             ------------

          Total liabilities and stockholders' equity         $ 19,315,138             $ 19,057,907
                                                             ------------             ------------
                                                             ------------             ------------


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)


                                             FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            -------------------------------------------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            ------------    ------------    ------------    -------------
                                                 1999           1998             1999            1998
                                                 ----           ----             ----            ----

Revenue                                     $  4,383,712    $  4,130,592    $ 13,566,647    $ 11,039,855
Cost of revenue                                2,480,280       2,066,503       7,018,318       6,591,184
                                            ------------    ------------    ------------    ------------
                 Gross profit                  1,903,432       2,064,089       6,548,529       4,448,471

Sales and marketing expense                    1,298,470       1,610,729       4,214,044       5,096,924
General and administrative expense               627,976       1,494,809       2,445,892       4,438,365
Research and development expense                 306,507         393,529       1,073,436       1,415,945
                                            ------------    ------------    ------------    ------------
                                               2,232,953       3,499,067       7,733,372      10,951,234


Operating loss                                  (329,521)     (1,434,978)     (1,184,843)     (6,502,763)


Loss on investment in Vitel, Inc.                   --          (260,000)           --          (260,000)
Interest expense                                 (45,083)       (327,285)       (229,739)       (968,984)
Interest income                                   11,451          15,991          30,173          75,172
                                            ------------    ------------    ------------    ------------


Loss before income tax benefit                  (363,153)     (2,006,272)     (1,384,409)     (7,656,575)


Income tax benefit                                  --              --              --         2,256,000
                                            ------------    ------------    ------------    ------------

Net loss                                    $   (363,153)   $ (2,006,272)   $ (1,384,409)   $ (5,400,575)
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------


Basic and diluted weighted average shares     25,735,887       7,163,531      20,153,367       7,163,795


Basic and diluted loss per share            $      (0.01)   $      (0.28)   $      (0.07)   $      (0.75)


See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                      FOR THE NINE MONTHS ENDED
                                                                      -------------------------
                                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                             ------------------      ------------------
Cash flows from operating activities:

Net loss                                                           $(1,384,409)            $(5,400,575)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:

       Amortization expense                                            534,145                 629,253
       Depreciation expense                                            412,496                 207,621
       Other                                                            23,723                    --
       Loss on investment in Vitel, Inc.                                  --                   260,000
       Provision for doubtful accounts                                   3,647               1,121,531

       Inventory obsolescence expense (credit)                        (791,780)                325,000
       Deferred income taxes                                          (340,000)             (2,256,000)
       Changes in assets and liabilities:
          Accounts receivable                                         (693,141)              2,109,905
          Inventories                                                  238,151                 717,686
          Prepaid expenses and other current assets                    (20,490)                  2,964
          Accounts payable                                           1,225,302                (957,123)
          Accrued expenses                                            (563,411)                307,787
          Income taxes receivable                                      340,000               1,965,299
          Customer deposits                                               --                  (500,000)
                                                                   -----------             -----------
            Total adjustments                                          368,642               3,933,923
                                                                   -----------             -----------
                Net cash used in operating activities               (1,015,767)             (1,466,652)
                                                                   -----------             -----------
Cash flows from investing activities:
          Purchase of property and equipment                          (315,826)               (214,478)
          Other                                                         (3,590)                 (3,590)
                                                                   -----------             -----------
                Net cash used in investing activities                 (319,416)               (218,068)
                                                                   -----------             -----------
Cash flows from financing activities:
          Proceeds from stock options exercised                              2                       1
          Proceeds from issuance of common stock                       500,000                    --
          Net bank borrowings                                          160,326                    --
                                                                   -----------             -----------
                Net cash provided by financing activities              660,328                       1
                                                                   -----------             -----------
Net decrease in cash                                                  (674,855)             (1,684,719)


Cash and cash equivalents at beginning of period                     1,105,140               3,082,202
                                                                   -----------             -----------

Cash and cash equivalents at end of period                         $   430,285             $ 1,397,483
                                                                   -----------             -----------
                                                                   -----------             -----------



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

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be achieved for the entire fiscal year ending December 31, 1999.

(2)      INVENTORIES

As of September 30, 1999 and December 31, 1998, inventories consisted of the following:


                                        September 30, 1999     December 31, 1998
                                        ------------------     -----------------
Raw materials, product kits,
spare parts and
     sub-assemblies                          $ 2,251,724          $ 2,322,744
Work in progress                                 790,993              380,835
                                                 645,793            1,151,302
Finished goods                                    66,464               66,464
Rental systems                                  (680,000)          (1,400,000)
                                             -----------          -----------
Inventory reserve                            $ 3,074,974          $ 2,521,345
                                             -----------          -----------
                                             -----------          -----------



(3)      LINE OF CREDIT

In August 1999, the Company entered into a $2 million bank line of credit agreement in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrues at a variable rate based on prime plus 1.25%. Borrowings under the agreement are collateralized by the Company's assets. In connection with such agreement, the Company has granted to the bank warrants to purchase 20,000 shares of Company Common Stock at $0.01 per share. As of September 30, 1999, the Company had outstanding borrowings of $160,326 with interest accruing at 9.50%.

NORLAND MEDICAL SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements (continued):
(Unaudited)


(4)      NOTE PAYABLE

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

(5)      STOCKHOLDERS' EQUITY

As of September 30, 1999, the Company had 45,000,000 shares of authorized Common Stock and 25,953,278 shares issued and outstanding. In June 1999, the Company increased its number of authorized shares of Common Stock from 20,000,000 to 45,000,000 following shareholder approval.

On July 30, 1999, the Company issued 666,667 shares of its Common Stock to a corporate investor in exchange for a $500,000 cash investment. Of the proceeds from the share issuance, approximately $67,000 was paid to the investor in satisfaction of previous purchases of a product component and the balance of proceeds is being used for working capital and general corporate purposes.

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

RESULTS OF OPERATIONS

Revenue for the three months ended September 30, 1999 increased $253,120 (6.1%) to $4,383,712 from $4,130,592 for the comparable period of 1998. The increase in third quarter sales was largely a result of increased sales of spare parts and services in connection with the larger installed base of DXA-based systems. The increase in revenue was moderated as a result of the inclusion in revenue for the third quarter of 1998 of a large single order sale of peripheral systems in the Pacific Rim. Revenue for the nine months ended September 30, 1999 increased $2,526,792 (22.9%) to $13,566,647 from $11,039,855 for the comparable period in
1998. The increase was largely the result of significantly increased first quarter sales of DXA-based systems in the United States. Sales in the United States and Pacific Rim represented 52.4% and 20.0%, respectively, of total revenue for the three months ended September 30, 1999 and 60.3% and 24.5%, respectively, of total revenue for the three months ended September 30, 1998. Sales in the United States and Pacific Rim represented 65.7% and 12.8%, respectively, of total revenue for the nine months ended September 30, 1999 and 66.1% and 15.0%, respectively, of total revenue for the nine months ended September 30, 1998. A majority of the Company's revenue for the third quarter of 1999 and for the nine-month periods ended September 30, 1999 and 1998 was derived from sales of the Excell, Eclipse and XR36 DXA-based central systems, while revenue for the third quarter of 1998 was equally comprised of sales of central and peripheral systems due to the large single order sale referred to above. Sales of complete bone densitometry systems represented 83.5% and 90.8% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 87.3% and 91.7% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Sales of parts and services and rental income comprised the balance of revenue for such periods.

Sales in the United States over the periods presented herein have been and are expected to be affected by changes in the Medicare reimbursement rates for both peripheral and central bone densitometry tests. In November 1996 the Health Care Financing Administration (HCFA) announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In September 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates remain, however, subject to further changes. It is not possible to predict with certainty the nature and extent of any such changes, but any future decreases in reimbursement rates may reduce demand for the Company's products, and

NORLAND MEDICAL SYSTEMS, INC.
Results of Operations (continued):

consequently could adversely affect the Company. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenue, gross margin and the mix of product models sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels. There can be no assurance that the Company will be able to bring such systems to the market.

With the osteoporosis market having remained flat for the past twelve months, especially in the U.S., and management's expectation that conditions in the osteoporosis market may not change in the short-term, the Company announced in November 1999 a product diversification program into musculoskeletal therapy. The Company is launching the distribution of new lines of products in several musculoskeletal market segments, including sports medicine, pain management and rehabilitation. The Company is exploring other opportunities to distribute new products as part of its sales diversification program. There can be no assurance that the Company will be able to successfully distribute such products.

Norland's new products include three models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in rehabilitation to improve mobility through the rebuilding of muscles, as well as the LEONARDO, a measurement device to monitor patients' progress. The diversification program includes another product, the OSSANOL, a novel therapeutic device designed for use in pain management to treat joints, muscles and ligaments. The first of five Ossanol flagship units was shipped recently to a leading orthopedic clinic in California. The distribution rights for these products were made available to Norland by Bionix L.L.C., in an effort to bolster sales through product diversification. Bionix is a limited liability company controlled by Norland's Chairman. Sales of these new products are expected shortly, however there can be no assurance that the Company will sell a material quantity of such products.

Cost of revenue as a percentage of revenue was 56.6% and 50.0% for the three months ended September 30, 1999 and 1998, respectively, resulting in a gross margin of 43.4% for the three months ended September 30, 1999 compared to 50.0% for the comparable period of 1998. The gross margin for the three-months ended September 30, 1999 was benefited by $117,000 of new bone densitometry systems that were previously written off from the Company's inventory held by a former dealer and repossessed in the current quarter. The gross margin for the third quarter of 1999 was also benefited by $40,000 of sales of relatively low cost refurbished demonstration systems. The decline in gross margin in the three-month period ended September 30, 1999 compared to the comparable period of 1998 is primarily attributed to the relatively higher margin single order sale in September 1998 referred to above. Cost of revenue as a percentage of revenue was 51.7% and 59.7% for the nine months ended September 30, 1999 and 1998, respectively, resulting in a gross margin of 48.3% for the nine months ended September 30, 1999 compared to 40.3% for the comparable period of 1998. The improvement in gross margin for the nine-months ended September 30, 1999 as compared to the comparable period in 1998 was primarily the result of the benefits derived from the sale of inventory previously partially reserved for as obsolete (the reserve on such items was $791,780), by $379,000 in sales of relatively low carrying cost refurbished demonstration systems and by the $117,000 of repossessed new bone densitometry systems note above. In addition, the gross margin for the nine-month period ended September 30, 1998 was adversely affected by a $325,000 charge for an increased inventory reserve taken in the first quarter. Furthermore, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenue is lower, as it was in the nine-months ended September 30, 1998 as compared to the comparable period in 1999, such fixed manufacturing costs have a more negative impact on gross margin.

NORLAND MEDICAL SYSTEMS, INC.
Results of Operations (continued):

Sales and marketing expense decreased $312,259 (19.4%) to $1,298,470 for the three months ended September 30, 1999 from $1,610,729 for the three months ended September 30, 1998, and decreased as a percentage of revenue to 29.6% from 39.0%. Sales and marketing expense decreased $882,880 (17.3%) to $4,214,044 for the nine months ended September 30, 1999 from $5,096,924 for the nine months ended September 30, 1998, and decreased as a percentage of revenue to 31.1% from 46.2%. The dollar decreases were primarily due to decreased advertising and marketing promotion expenses, labor expenses and travel related expenses incurred by sales and third party customer service representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales.

General and administrative expense decreased $866,833 (58.0%) to $627,976 for the three months ended September 30, 1999 from $1,494,809 for the three months ended September 30, 1998 and decreased as a percentage of revenue to 14.3% from 36.2%. General and administrative expense decreased $1,992,473 (44.9%) to $2,445,892 for the nine months ended September 30, 1999 from $4,438,365 for the nine months ended September 30, 1998, and decreased as a percentage of revenue to 18.0% from 40.2%. The dollar decreases were primarily due to decreased professional fees and $334,000 in proceeds received in August 1999 in connection with a directors and officers liability insurance claim and decreased bad debt expense in 1999 as a result of improved credit and collections management beginning in 1998.

Research and development expense decreased $87,022 (22.1%) to $306,507 for the three months ended September 30, 1999 from $393,529 for the three months ended September 30, 1998, and also decreased as a percentage of revenue to 7.0% from 9.5%. Research and development expense decreased $342,509 (24.2%) to $1,073,436 for the nine months ended September 30, 1999 from $1,415,945 for the nine months ended September 30, 1998, and decreased as a percentage of revenue to 7.9% from 12.8%. The decreases in 1999 expenses as compared to 1998 were primarily due to non-recurring expenses in connection with certain development projects, including the Excell and Apollo DXA bone densitometers that were introduced in December and May 1998, respectively.

The decreases in expenses as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's significantly increased revenue for the nine-month periods ended September 30, 1999 as compared to September 30, 1998.

Interest expense decreased $282,202 (86.2%) to $45,083 for the three months ended September 30, 1999 from $327,285 for the three months ended September 30, 1998. Interest expense decreased $739,245 (76.3%) to $229,739 for the nine months ended September 30, 1999 from $968,984 for the nine months ended September 30, 1998. Interest expense for the three- and nine-month periods represents interest on the Note payable issued by the Company in connection with the acquisition of Norland Corp. on September 11, 1997 and on borrowings against the bank line of credit. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable (See Note 4). Interest income in the three and nine-month periods consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in the three-month period ended September 30, 1999 as compared to September 30, 1998 reflects reduced interest income resulting from the Company's reduced cash position.

NORLAND MEDICAL SYSTEMS, INC.
Results of Operations (continued):

For the three and nine-month periods ended September 30, 1999 and the three-month period ended September 30, 1998 the Company did not recognize a benefit for income taxes on the loss before income tax benefit. The Company recognized a benefit for income taxes as a percentage of the loss before income taxes of 29% for the nine-month period ended September 30, 1998. Management believes that, based on the Company's history of operating earnings, exclusive of nonrecurring charges and its expected income, it is more likely than not that income in future periods, with respect to deferred tax assets resulting from net operating loss carryforwards, will be sufficient to realize all deferred tax assets, net of the valuation reserve.

The Company had a net loss of $363,153 ($0.01 per share based on 25,735,887 weighted average shares) for the three months ended September 30, 1999 compared to a net loss of $2,006,272 ($0.28 per share based on 7,163,531 weighted average shares) for the three months ended September 30, 1998. The Company had a net loss of $1,384,409 ($0.07 per share based on 20,153,367 weighted average shares) for the nine months ended September 30, 1999 compared to net loss of $5,400,575 ($0.75 per share based on 7,163,795 weighted average shares) for the nine months ended September 30, 1998. The reduction in net loss and net loss per share was due primarily to the factors discussed above and the issuance of a substantial number of additional shares in connection with the reduction in the principal of the Note payable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $1,105,140. At September 30, 1999, the Company had cash and cash equivalents of $430,285. The decrease in cash was primarily the result of the payment of operating expenses, increased accounts receivable and capital expenditures partially offset by increased accounts payable, the $500,000 proceeds from a common stock issuance and net bank borrowings.

At the present time, capital expenditures for the balance of 1999 are estimated to be $100,000, and include additional demonstration systems, tooling and continued upgrading of the Company's management information system.

The Company's accounts receivable increased $689,494 (36.7%) to $2,566,765 at September 30, 1999 from $1,877,271 at December 31, 1998, reflecting the higher revenues.

The Company's accounts payable increased $1,225,302 (70.9%) to $2,953,233 at September 30, 1999 from $1,727,931 at December 31, 1998, reflecting a higher level of purchases of parts and sub-assemblies primarily used to produce the recently introduced Apollo DXA and Excell systems and less prompt payments.

The Company believes that its current cash position, together with cash flow from operations and the ability to draw on a $2 million bank line of credit (as described in Note 5) will be adequate to fund the Company's operations at least through March 31, 2000. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales and reduce inventory levels. The Company is required to use working capital to manufacture the Apollo DXA and Excell. The Company is also continuing to focus its efforts on maintaining the improvements in the aging of its accounts receivable. To do so, the Company has implemented higher credit standards for its customers,

NORLAND MEDICAL SYSTEMS,
INC. Results of Operations (continued):

emphasized the receipt of down payments from customers at the time their purchase orders are received and entered into an arrangement with a lease company that provides for prompt funding of its purchase orders. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables.

The Company continues to seek additional financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing, particularly in view of the Company's existing debt load. The failure to obtain additional financing could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

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

The Norland Corp. management information systems, as was planned following the Company's September 1997 acquisition of Norland Corp., has been replaced with a system that is compatible with the Company's Y2K compliant management information systems.

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

NORLAND MEDICAL SYSTEMS, INC.
Results of Operations (continued):

The Company has evaluated the product models currently offered by the Company for Y2K compliance. The Company believes that its peripheral and central DXA-based, pQCT and McCue ultrasound systems are Y2K compliant. The Company has also identified certain older DXA, SXA and pQCT products that will also require computer hardware and/or software upgrades to become Y2K compliant. The Company is making upgrades for these products available to its customers.

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

In addition to the actions described above, at the present time the Company does not have a contingency plan to address the Y2K problem. The Company is developing contingency plans to address potential Y2K problems affecting it and third parties with whom it deals. The Company presently anticipates completing such plans over the next month. Should any significant Y2K problems arise that are not adequately dealt with in such plan, the Company and its business, financial condition and results of operations could be materially adversely affected. The Company has reserved $180,000 to cover the estimated costs of resolving remaining Y2K issues and contingency plans. If the Company does not identify and effectively deal with material Y2K problems affecting the Company or third parties, the most reasonably likely worst case scenario would be a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption of business activities that triggers a significant economic downturn. The Company believes that the primary business risks to the Company in such event would include, but not be limited to, loss of orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company and its business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to various risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates and decreased sales and marketing expenditures on future sales of bone densitometry systems, the effect of the Company's product diversification program on future sales of new products, gross margin and product mix, the Company's ability to realize deferred tax assets as recorded, future capital expenditures, Year 2000 readiness and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction.

NORLAND MEDICAL SYSTEMS, INC.
Results of Operations (continued):

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's investment policy has been to manage its risks related to its portfolio of cash and cash equivalents by holding such funds in interest bearing accounts and instruments that are liquid and of high credit quality. The Company's borrowing policy has been to manage its interest rate risks related to its borrowings through use of fixed rate debt when possible (Note payable) or prime rate based variable rate debt (bank line of credit). Any Company borrowings on the line of credit are subject to the risk of increases in the bank's prime rate without limitation. See Note 3 and 4 for descriptions of the Note payable and bank line of credit. All items described below are non-trading and are stated in U.S. dollars.


                                                          EXPECTED MATURITY DATES          FAIR VALUE
                                                                                           SEPTEMBER
                                                     1999        2002         TOTAL         30,1999
                                                     ----        ----         -----         -------
CASH AND CASH EQUIVALENT

Money Market Mutual Fund Shares and Bank
deposits-non interest bearing                        $430,285                $  430,285   $  430,285

Average interest rate-4.8%

NOTE PAYABLE

Fixed interest rate-6.5%                                         $1,250,000  $1,250,000   $1,093,281


NORLAND MEDICAL SYSTEMS, INC.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

WESLEY D. JOHNSON AND PAMELA S. T. JOHNSON V. REYNALD G. BONMATI, KURT W. STREAMS AND NORLAND MEDICAL SYSTEMS, INC. Reference is made to the above captioned legal proceeding against the Company and its Chief Executive Officer and Chief Financial Officer as previously reported. The Company and the plaintiffs have an agreement in principal to settle the litigation as outlined in an October 13, 1999 Memorandum of Understanding. A Settlement Agreement is being reviewed by the parties and subject to its execution, the Agreement is to be presented for court approval. Under terms of the draft settlement, there is no additional material financial effect on the Company.

The Company is party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any other proceedings, individually or in the aggregate to have a material adverse effect on the Company's final position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

ITEM 5. OTHER INFORMATION

In accordance with the Company's By-laws and Rules 14a-4(c) 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Company hereby notifies its stockholders that if the Company does not receive notice by March 17, 2000 of a proposed matter to be submitted for stockholder vote at the Company's 2000 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting. In addition, the Company's By-laws contain other restrictions regarding the method by which a stockholder may present a matter to be submitted for stockholder vote at the Company's Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
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


                                   NORLAND MEDICAL SYSTEMS, INC.
                                   (Registrant)



Date: November 12, 1999            /s/ Reynald G. Bonmati
                                   ---------------------------------------------
                                   Reynald G. Bonmati
                                   President



Date: November 12, 1999            /s/ Kurt W. Streams
                                   ---------------------------------------------
                                   Kurt W. Streams
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC.

EXHIBIT INDEX

NUMBER   DESCRIPTION

27       Financial Data Schedule