Form 10-K
period 1999-12-31
NORLAND MEDICAL SYSTEMS INC
filed 2000-03-30
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999          Commission File No. 0-26206

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

         The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 16, 2000 was $16,222,674 based on the price of the last reported sale on the OTC Bulletin Board on such date.

         As of March 16, 2000 there were 25,956,278 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

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

                                TABLE OF CONTENTS

                                                                            PAGE

INTRODUCTION                                                                  1

ITEM 1.       BUSINESS                                                        1

ITEM 2.       PROPERTIES                                                     17

ITEM 3.       LEGAL PROCEEDINGS                                              17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

ITEM 4A       EXECUTIVE OFFICERS                                             18

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.                                   19

ITEM 6.       SELECTED FINANCIAL DATA                                        19

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            21

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISKS                                                   28

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     29

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                       52

ITEMS 10, 11, 12 and 13                                                      52

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K                                            53

INTRODUCTION

         The statements included in this Report regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (vi) the high level of competition in the bone densitometry market; (vii) changes in bone densitometry technology;
(viii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (ix) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (x) changes that may result from health care reform in the United States may adversely affect the Company; (ix) the Company's cash flow and the results of its ongoing financing efforts; (xii) the effect of regulation by the United States Food and Drug Administration ("FDA") and other government agencies;
(xiii) the effect of the Company's accounting policies; (xiv) the outcome of pending litigation; and (xv) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS.

         Norland Medical Systems, Inc. ("Norland" or the "Company" or "NMS") develops, manufactures, sells and services a wide range of bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. Osteoporosis progresses as a symptomless disease characterized by bone loss and deterioration of the skeleton, leading to bone fragility and increased risk of fracture. According to the National Osteoporosis Foundation ("NOF"), 28 million Americans, 80% of whom are women, are affected by osteoporosis, and left unchecked, that number is predicted by the NOF to increase to 41 million by 2015. Driven by the availability of new treatments for bone-related disorders, the Company is focusing on bringing affordable, state-of-the-art diagnostic technology directly into the physician's office in order to address a number of bone health issues.

         In November 1999 the Company announced a product diversification program into musculoskeletal development products. To penetrate this potentially large market, Norland is launching the sale of a new line of products used in the sports medicine, musculoskeletal development, and pain management. Norland has obtained exclusive distribution rights for certain products that are used to provide therapy, aid in musculoskeletal development and the management of pain associated with joints, muscles, and ligaments.

         On September 11, 1997 Norland purchased all of the outstanding stock of Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV"). Norland Corp. develops and manufactures bone densitometry systems based on dual-energy x-ray absorptiometry ("DXA") technology, which, since 1987, has been a standard for measuring bone mass reduction, one of the primary indicators of osteoporosis. Prior to September 11, 1997, Norland had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec Medizintechnik GmbH ("Stratec"), a former subsidiary of NMS BV which develops and manufacturers bone densitometry systems based on peripheral quantitative computed tomography ("pQCT") technology. Upon the acquisition of Norland Corp., Norland entered into a new exclusive Distribution Agreement with Stratec.

         As used herein, the term "Company" includes Norland and all of its wholly-owned subsidiaries, including Norland Corp.

         The Company's bone diagnostic product line has five types of bone densitometers comprised of seventeen models utilizing several different technologies. The Company manufactures and markets a line of traditional full size DXA-based bone densitometry products. The Excell, the Excell plus and the XR46 are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician offices, where patients would benefit from timely and easy access to bone density testing and monitoring.

         The Company's peripheral x-ray line consists of the Apollo DXA and the pDEXA systems, which are lower priced high performance portable systems based on DXA technology. The pDEXA, which scans the forearm, was the first desktop DXA-based system to receive FDA marketing clearance. It was also the first system to receive FDA marketing clearance for use in fracture risk assessment. The Discovery, which is the forearm scanning planned successor to the pDEXA was introduced as a prototype in September 1999. The Apollo DXA, which performs scans of the heel in fifteen seconds, was introduced in May 1998.

         In June 1999 the Company acquired certain distribution rights for the C.U.B.A.Clinical ultrasound-based bone measurement system that was developed by McCue Plc (the "C.U.B.A.Clinical") (Contact Ultrasound Bone Analyzer). The C.U.B.A.Clinical uses technology to gently apply pressurized water-filled membranes to the patient's heel through which the velocity of sound and broad band ultrasound attenuation readings are measured and analyzed to assess the patient's calcaneus (heel bone). In January 2000 the FDA approved the C.U.B.A.Clinical for sale in the United States.

         The Company also markets a line of products based on pQCT technology. Systems using pQCT technology can make separate, three-dimensional measurements of the bone, allowing a more detailed assessment of the biomechanical soundness of the bone. In addition, pQCT permits the detection of minute changes within bone that occur over short periods of time.

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

         In 1999 the Company announced a product diversification program into musculoskeletal development and pain management that is expected to generate sales in 2000. The Company is also seeking additional new diversified products to distribute through its existing network of independent dealers, sales representatives and Company sales personnel. Pursuant to an October 1, 1999 sub-distribution agreement between the Company and Bionix L.L.C. (U.S.) ("Bionix"), the Company obtained the right to exclusively distribute the Galileo systems within the U.S. The Galileo products are targeted toward the sports and physical fitness markets. Pursuant to a separate sub-distribution agreement between the Company and Bionix dated October 1, 1999, the Company obtained the right to exclusively distribute the Orbasone system within the U.S. The Orbasone is targeted toward orthopedic surgeons, podiatrists, and pain management specialists.

The Company's Chairman controls Bionix. A Company shareholder controls Novotec Machinen GmbH (Germany) ("Novotec"), the manufacturer of the Galileo products, and Stratec.

BACKGROUND

         OSTEOPOROSIS

         Osteoporosis is a disease generally associated with aging and characterized by excessive loss of bone mineral and deterioration of the skeleton over time. Bone is a dynamic organ which can be separated into two basic structural components, outer cortical bone and inner trabecular bone. This combination of a solid outer bone surrounding the inner bone is constantly broken down and regenerated by the body through a process known as bone remodeling, which consists of bone resorption (removal) followed by bone formation. When remodeling does not function properly, the result is a net loss of bone mass, often causing the amount of bone to become deficient in meeting the body's needs. Factors contributing to this condition include age, low calcium intake, excessive alcohol consumption and certain drug therapies.

         Osteoporosis is a "silent disease" and typically has no overt symptoms in its early stages. The first sign of osteoporosis is often a bone fracture. Osteoporosis leads to increased risk of fracture, chronic pain and immobility, usually at the hip, forearm or spine. As indicated above, the NOF estimates that osteoporosis affects more than 28 million people in the United States (80% of whom are women), a number which, if unchecked, is predicted by the NOF to increase to 41 million by 2015. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. Hip fractures produce the most serious consequences. According to the NOF, there are more than 300,000 hip fractures per year in the United States and 50% of hip fracture patients never walk independently again. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, a majority of which were of the spine and hip, and that annual direct medical expenditures for osteoporosis and associated fractures is $13.8 billion, a figure that is expected by the NOF to increase to $62 billion by the year 2020.

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

         THERAPIES

         The Company believes that the historic limitations of treatment options in the United States contributed to a low level of demand for the diagnosis of osteoporosis and other bone disorders. Until 1995, available therapies for osteoporosis were limited. Most were classified as anti-resorptive and were designed to maintain bone mass by decreasing the effective rate of bone resorption. There was no scientific proof that they promoted bone formation. Such therapies included the taking of drugs such as calcitonin and first-generation bisphosphonates, or a hormone replacement regime using estrogen supplements. In the United States, available therapies were limited to calcitonin, estrogen and over-the-counter calcium and vitamin D supplements; and only two therapies, calcitonin and estrogen, were approved specifically as therapies for bone disorders. However, women's concerns regarding possible complications relating to the prolonged use of hormone replacement therapy using estrogen and the availability of calcitonin only in injectable form contributed to low patient acceptance.

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

         The Company believes that there are more than 50 pharmaceutical and biotechnology companies worldwide with programs to develop new therapies for osteoporosis, some of which are in late-stage clinical trials. Therapeutic products under development include new anti-resorptive agents and bone-formation stimulators. New generations of bisphosphonates are being developed by Procter & Gamble (Actonel), Sanofi Winthrop (tiludronate) and Boehringer-Mannheim (ibandronate), while anti-estrogens (estrogen analogs) are being developed by Pfizer (draloxifene). While these therapies are all in Phase III clinical trials, others are in the New Drug Application review stage. These include Alora (estradiol matrix transdermal system - Procter & Gamble), Calcimar Intranasal (calcitonin - Rhone Poulenc Rorer) and Neosten (slow release fluoride - Mission Pharmacal).

         The Company believes that advances in treatment options for osteoporosis will increase the demand for the early detection, diagnosis and monitoring of osteoporosis and other bone disorders. Merck and other pharmaceutical companies have undertaken extensive educational and marketing campaigns targeting gynecologists and family practice physicians to promote education and awareness that osteoporosis is now a treatable disease. Patients and physicians have become increasingly aware of the importance of early detection, diagnosis and treatment of osteoporosis. The Company believes that as this awareness increases, more people will be tested for osteoporosis and that primary care providers such as gynecologists and family practice physicians will play a key role in providing such tests.

         DIAGNOSIS AND MONITORING OF OSTEOPOROSIS

         Typically, there are no overt symptoms of early stage osteoporosis. Diagnostic efforts have focused on an individual's propensity for fracture by determining bone mass and comparing it to normal healthy and age-related reference populations, as well as monitoring bone mass over time for changes. Absorptiometry is the primary technique for measuring bone mass and is based on the principle that bone absorbs radiation at a different rate than does soft tissue. The inner trabecular region of the bone, which is a lattice-like structure crucial to the maintenance of bone strength, absorbs radiation at a rate different from the outside cortical region of the bone, enabling systems capable of separately measuring cortical and trabecular bone to more effectively assess biomechanical soundness.

         There are a number of different types of technologies that can be used to assess bone mineral status. Single photon absorptiometry ("SPA") uses a single energy radioactive source and has limited ability to measure bone in complex body regions. Dual photon absorptiometry ("DPA") reduces measurement error through complex body regions by using a dual-energy radioactive source. X-ray-based systems provide improved precision, faster scan times and lower operating costs as compared to single and dual photon absorptiometry and have largely replaced SPA and DPA technology. Single-energy x-ray absorptiometry ("SXA") technology replaces the radioactive source with a single energy X-ray source. DXA, which has become the standard for bone mass analysis, uses a dual-energy X-ray source. Radiographic absorptiometry ("RA") measures bone density from two X-ray images of the hand. Although it does not require a dedicated bone densitometry system since it uses traditional X-ray equipment, RA does not provide point of care measurement of bone density, as the radiographs have to be sent out to a laboratory for interpretation. All of these technologies produce only two-dimensional (planar) measurements. Quantitative computed tomography
(QCT) is capable of separate, three-dimensional measurement of cortical and trabecular bone, providing volumetric density and allowing more precise assessment of the biomechanical soundness of the bone. Ultrasound technology measures the velocity of sound and broad band attenuation. Ultrasound has recently been improved to the point that it has gained acceptance as a viable technology to assess bone at peripheral sites. IN VITRO diagnostic testing (biochemical markers) measures the level of certain byproducts in body fluids to determine the rate of bone resorption and bone formation. However, these tests do not provide information about bone mass or bone structure and cannot be used independently to diagnose osteoporosis or assess fracture risk. The Company believes that biochemical marker testing may complement bone densitometry in monitoring the effectiveness of drug therapies.

PRODUCTS

BONE DENSITOMETRY PRODUCTS
         The Company believes it markets the broadest line of bone densitometers available today with a wide range of price points and capabilities to satisfy diverse customer needs. The Company currently offers five product types comprised of 17 models. The following is a description of each of the Company's product types and primary models.

         1.   PERIPHERAL DXA-BASED SYSTEMS

         The Apollo DXA, the Discovery and the pDEXA are the Company's peripheral DXA-based systems. These affordable, easy-to-use systems are designed for physician's offices, small clinics and other settings beyond large hospitals and clinics, including pharmacies and other consumer environments. Like the much larger traditional DXA systems, they measure bone mass and compare it to a normal reference population. However, the peripheral systems measure only specific sites such as the heel and forearm that correlate well to hip and spine measurements, enabling them to be more compact, and, therefore, more affordable than traditional DXA systems.

         The Apollo DXA introduced in May of 1998, measures weight-bearing trabecular bone in the heel in just 15 seconds. It provides quantitative analysis of bone mass, including bone mineral density ("BMD") as well as comparisons to normal reference populations, from an easy-to-use hand held control console. The Apollo DXA's Fracture Risk Assessment Option allows the bone density measurements from the Apollo DXA to be used as an aid to physicians in determining fracture risk.

         The Discovery, developed as a prototype in September 1999, is based on the pDEXA which was the first system to bring DXA-based technology to the desktop. The Discovery and pDEXA measure the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The software used in the devices measure bone mineral content ("BMC") and BMD as well as make comparisons to normal reference populations and to the patient's prior examinations. They also provide skeletal images of the region of interest as well as graphical presentations of the results. In January 1998, the pDEXA became the first bone densitometry system to receive FDA approval of a Fracture Risk Assessment Option.

         2.   TRADITIONAL DXA SYSTEMS

         The traditional DXA-based bone densitometers marketed by the Company are the compact Excell and Excell plus and the full size XR46. The target market for these systems is hospitals, clinics and group practices. With its low price relative to other traditional systems, the Excell and Excell plus can also be attractive to primary care physicians. Each system is capable of performing axial (hip and spine) and peripheral scans. The XR46 also performs full body scans. All three systems measure BMD and BMC and make comparisons to reference populations and to the patient's prior examination. Price and service are the primary competitive factors among DXA products offering similar basic capabilities.

         3.   PQCT - CLINICAL SYSTEMS

         The XCT line of systems brings a unique type of bone densitometer based on pQCT technology to the market. Unlike DXA-based densitometers, pQCT systems permit separate, three-dimensional measurement of cortical and trabecular bone by taking multiple images in a 360-degree rotation around the scanned limb, providing true volumetric density and allowing more precise assessment of biomechanical soundness of the bone. The ability to measure trabecular bone precisely also permits detection over short periods of time of minute changes in bone, indicating changes in metabolic status. The pQCT systems use the same miniaturized low-radiation X-ray source as the pDEXA. The pQCT-based XCT2000 scans the forearm and is marketed to hospitals, including pediatric care hospitals that require a device capable of measuring changes in smaller bones, clinics and private practices. The pQCT-based XCT3000 can also scan the tibia, the femur and is capable of three-dimensional measurement of the entire femoral neck, providing more precise assessment of hip fractures and monitoring of implants following hip replacements.

         4.   RESEARCH SYSTEMS

         The Company markets a series of pQCT-based research scanners: the XCT Research SA, the XCT Research M and the XCT3000A, for research involving laboratory animals, and the XCT Microscope, for research IN VITRO at a maximum resolution of 20 microns. The Company also markets the Sabre, a DXA- based system for research with small laboratory animals.

         5.   PERIPHERAL ULTRASOUND SYSTEMS

         The Company has distribution rights in North America and certain other countries for the C.U.B.A.Clinical dry ultrasound system, pursuant to an agreement with McCue Plc the company that developed the system. The C.U.B.A.Clinical measures the velocity of sound and broad band ultrasound attenuation at the heel. In January 2000, the FDA system approved the C.U.B.A.Clinical for sale in the United States. As with peripheral x-ray systems, the target market for the C.U.B.A.Clinical is physician's offices.

OTHER USES FOR BONE DENSITOMETRY PRODUCTS

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         In 1999 the Company announced a product diversification program into musculoskeletal development that the Company expects to begin generating sales sometime in 2000. Pursuant to an October 1, 1999 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Galileo series of products within the U.S. for a four-year period. The products are made by Novotech and sold to Bionix according to a distribution agreement. The Company's Chairman controls Bionix and a Company shareholder controls Novotech.

         The Galileo 2000, 900 and 100 systems are devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 20 to 25 impulses, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 25 times per second. The Galileo 2000, 900 and 100 systems both target the leg and lower back (Galileo 2000 and 900), arm and shoulder muscles (Galileo
100). Based on its larger size, the Galileo 2000 has the potential for a more robust exercise routine, than the Galileo 900.

PAIN MANAGEMENT SYSTEMS

         In 1999 the Company announced a product diversification program into pain management systems that the Company expects to begin generating sales sometime in 2000. Pursuant to an October 1, 1999 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Orbasone system within the U.S. for a four-year period. The Orbasone is made by MIP and sold to Bionix according to a distribution agreement. The Orbasone is classified by the U.S. Food and Drug Administration as a Class I therapeutic vibrator and makes use of extracorporeal shock wave technology to create and deliver energy waves that provide relief to patients from minor pain in muscles, ligaments or tendons. The energy waves are targeted to penetrate deeply within the treatment site, which is typically the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist.

PRODUCT DEVELOPMENT

         The Company focuses its product development on DXA-based bone densitometry systems. At March 9, 2000, the Company had 8 persons engaged in research and development, 5 of whom were devoted to software development. Product development work with respect to other bone densitometry systems, musculoskeletal development products and pain management systems are performed by the companies (McCue Plc, Stratec, Novotec and MIP) that supply NMS with their respective products.

SALES AND MARKETING

         The Company currently employs four regional Vice Presidents for Sales who cover (1) the United States; (2) Europe, Africa and the Middle East; (3) Latin America; and (4) the Pacific Rim, respectively. The Company's customers are primarily third party dealers and distributors. The Company also sells directly to end-users in those markets where the Company does not have third party dealers or distributors. The Company typically uses an exclusive dealer, independent representative or distributor to cover one or more states, or a single country or portions thereof. Each Company regional Vice President for Sales is responsible for the support and supervision of several dealers, distributors and independent representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. In 1997, the Company opened a small sales office in London, from which the regional manager for Europe, Africa and the Middle East operates, and in Singapore, where the regional manager for the Pacific Rim operates. The Company intends to expand its network of third party dealers, distributors and independent representatives to exploit the large market of gynecologists and primary care physicians.

         In 1999, the Company reorganized its marketing department, which presently consists of three employees. Marketing efforts are focused primarily on supporting the Vice Presidents for Sales in their management of dealers and distributors, developing and maintaining relationships and joint programs with pharmaceutical companies, managing sales lead generation programs, managing product introductions and new product financing programs.

         The Company sold products in 46 countries in 1999. For a more detailed breakdown of the Company's 1999 sales by geographic territory, see Note 14 to the Company's financial statements included in Item 8 of this Report.

MANUFACTURING

BONE DENSITOMETRY PRODUCTS

         Manufacturing consists primarily of testing of components, final assembly and systems testing. The Company manufactures its DXA-based systems, at its ISO 9001 certified facility in Fort Atkinson, Wisconsin for sale worldwide. McCue Plc manufactures the C.U.B.A.Clinical ultrasound system. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation ("QSR") requirements. The Company's manufacturing facility is located in Fort Atkinson, Wisconsin. Stratec manufactures pQCT systems for sale worldwide. Stratec's manufacturing facilities are located in Pforzheim, Germany.

         Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Company and Stratec have sufficient manufacturing capacity to supply the Company's product needs for at least the next 12 months.

         Manufacturing processes for the products made by the Company are subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. The Company believes that it has complied in all material respects with such laws and regulations. There can be no assurance that the Company will not be required to incur significant costs in the future with respect to compliance with such laws and regulations.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo products marketed by the Company were developed and manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists of primarily testing of components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Novotech to manufacture the Galileo products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotech.

         Some components are manufactured in accordance with specifications that are specific to the Galileo products and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that Novotech has sufficient capacity to supply the Company's need for Galileo products for at least the next 12 months.

PAIN MANAGEMENT SYSTEMS

         The Orbasone system marketed by the Company was developed by MIP and is manufactured for MIP under a contractual arrangement by Nippon Infrared Industries Co., Ltd. (Japan), which has its manufacturing facilities in Tokyo, Japan. Manufacturing consists of primarily testing of components, final assembly and quality assurance testing. The Company is dependent on MIP to provide manufactured Orbasone systems that the Company and others market in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in MIP or Nippon Infrared Industries Co., Ltd.

         Some components are manufactured in accordance with specifications that are specific to the Orbasone and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that MIP and Nippon Infrared Industries Co., Ltd. have sufficient capacity to supply the Company's need for Orbasone systems for at least the next 12 months.

CUSTOMER SUPPORT SERVICES

         The Company offers one-year warranties on both the hardware and software included in its systems, as well as extended warranty contracts. The Company and third party service representatives provide warranty services to its customers. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the distribution agreements.

         The Company has no obligation to provide any other services to its third party dealers or distributors or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party dealers, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. The Company is currently negotiating an agreement with Marconi Medical Systems, Inc. ("Marconi") that management expects to consummate. Under the agreement, Marconi would augment the Company's service network which consists of the Company's service employees and third party service representatives. The Company also offers training at customer locations and the Company's facilities to end-user customers, third-party dealers and service technicians.

DISTRIBUTION AGREEMENT

STRATEC

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

       On October 1, 1999 the Company and Stratec agreed to terminate their September 11, 1997 distribution agreement and enter into a new arrangement. Stratec and Bionix entered into a distribution agreement dated October 1, 1999 with respect to the right to exclusively distribute Stratec products in North and Latin America. Bionix and NMS also entered into an exclusive sub-distribution agreement with respect to the sale of Stratec products in North and Latin America through September 30, 2003. Under terms of the sub-distribution agreement, NMS may purchase Stratec products at a fixed percentage discount from the product's actual sales price to the customer.

MCCUE

         NMS and McCue entered into a distribution agreement dated June 17, 1999 with respect to the right for NMS to exclusively distribute the C.U.B.A.Clinical ultrasound system in North America and certain countries in Europe, the Pacific Rim and the Middle East. Under terms of the five-year agreement, there are non-binding sales targets. In addition, in the event that NMS does not purchase a specified minimum number of C.U.B.A.Clinical devices in any year, McCue has the right to make NMS's distribution rights in North America non-exclusive.

BIONIX

         NMS and Bionix also entered into two exclusive sub-distribution agreements dated October 1, 1999 with respect to the Orbasone and Galileo which are non-bone densitometry products sold through Bionix according to its distribution agreements with the third party companies. Under terms of the four-year sub-distribution agreements, NMS may purchase products from Bionix at a fixed percentage discount from contractually stated selling prices with a mechanism to periodically adjust the contractual selling prices.

COMPETITION

BONE DENSITOMETRY PRODUCTS

         The bone densitometry systems market is highly competitive. Several companies have developed or are developing bone densitometers or other devices that compete or will compete with products marketed by the Company. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company's primary competitors for the sale of bone densitometry systems are Hologic, Inc. and Lunar Corporation. These companies have products that compete directly with the products marketed by the Company. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with those marketed by the Company, including alternatives to absorptiometry such as ultrasound and IN VITRO diagnostics. Such competitors may succeed in developing products that are more functional or less costly than those sold by the Company and may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this or any other market.

         The ultrasound market is particularly competitive. There are approximately 20 other companies, including Hologic and Lunar, that are marketing ultrasound bone assessment systems outside the United States.

In addition, Hologic, and Lunar have FDA approval to market their ultrasound systems in the United States.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the Galileo products. Despite the absence of similar products, there are a number of competing approaches and products that develop muscle strength. Many of the Company's competitors existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

         The Company's primary competitors for the sales of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. The Company believes that the present design of the Galileo products should be enhanced to better suit the requirements of the U.S. market. There can be no assurance that Novotec can or will improve the product design, nor that the Company's competitors will fail to develop and market products that make use of the Galileo's novel approach or that are lower priced or better performing as compared to the Galileo products. In addition, there is a risk that the patents that have been applied for by the owner of Novotec regarding Galileo products will not be issued.

         The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience safeness of use, quality of service and price. The Company is using its initial product marketing efforts to assess the competitiveness of the Galileo products, which the Company recently introduced to the U.S. market.

PAIN MANAGEMENT SYSTEMS

         The pain management systems market is highly competitive. Several companies have developed or are developing devices that compete or will compete with the Orbasone product marketed by the Company. Many of the Company's competitors existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Orbasone. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

         The Company's primary competitors for the sales of pain management systems are HealthTronics, Inc., Dornier MedTech, Storz Medical, Siemans AG and MTS Medical Technologies & Services GmbH. These companies have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining Class III status. The Orbasone is a Class I product that does not compete directly with such products. There can be no assurance that the Company's competitors will not succeed in developing and marketing lower priced or better performing Class I products as compared to the Orbasone or that the availability of FDA approved Class III devices would not adversely affect Orbasone sales.

The Company believes that the Orbasone competes primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience safeness of use, quality of service and price. The Company believes that the Orbasone product is competitive.

THIRD PARTY REIMBURSEMENT

BONE DENSITOMETRY PRODUCTS AND PAIN MANAGEMENT SYSTEMS

         The bone densitometry products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who are regulated in the United States by federal and state authorities and who typically bill and are dependent upon various third party payors, such as federal and state governmental programs (E.G., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the Company's products. The Health Care Financing Administration ("HCFA") establishes new reimbursement codes and recommended reimbursement rates effective January 1 of each calendar year. On several occasions, HCFA has effected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

         Postoperative pain management is reimbursed under limited circumstances. There can be no assurance that HCFA or other third party payers will reimburse patients for pain management systems and pain treatment sessions involving the Orbasone system.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         As general exercise equipment which requires no professional supervision, the Galileo series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payors.

GOVERNMENT REGULATION

         The development, testing, manufacturing and marketing of the bone densitometry and pain management products marketed by the Company are regulated by the FDA in the United States and by various foreign regulatory agencies. The testing for, preparation of, and subsequent FDA review of required applications is expensive, lengthy and uncertain. Moreover, regulatory approval or clearance, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulations can result in warning letters, civil penalties, refusal to approve or clear new applications or notifications, withdrawal of existing product approvals or clearances, product seizures, injunctions, recalls, operating restrictions, and criminal prosecutions. Delays in receipt of or failure to receive clearances or approvals for new products would adversely affect the marketing of such products and the results of future operations.

         Medical devices are classified as Class I, II, or III based on the risk presented by the device. Class I devices generally do not require review and approval or clearance by the FDA prior to marketing in the U.S. Class II devices generally require premarket clearance through the Section 510(k) premarket notification process, and Class III devices generally require premarket approval through the lengthier premarket approval application ("PMA") process. Norland markets Class I, II, and III devices. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must make a determination whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information are needed to demonstrate substantial equivalence. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not previously called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the
Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the
Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new
Section 510(k) or PMA submissions.

The company has received Section 510(k) clearance for all bone densitometers marketed in the U.S. for use in humans, except for the C.U.B.A.Clinical ultrasound densitometer for which the manufacturer, McCue Plc, has received FDA premarket approval. The pain management devices marketed the company in the U.S. are Class I devices exempt from Section 510 (k) premarket notification requirements. The musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act.

         All entities, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with QSR requirements. Manufacturers must continue to expend time, money and effort to ensure compliance with QSR requirements. The FDA also requires that medical device manufacturers undertake postmarket reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA, unless such promotion is undertaken pursuant to the recently enacted provisions of the Food and Drug Administration Modernization Act of 1997.

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

BACKLOG

         Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 1999 and 1998 totaled approximately $980,000 and $845,000, respectively. The Company's ability to ship products depends on its production capacity and that of the other manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

EMPLOYEES

         At March 16, 2000, the Company had 73 employees, of whom 18 were engaged in direct sales and marketing activities and 18 were engaged in manufacturing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2.  PROPERTIES.

         The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The lease which expires on August 31, 2000 is expected to be renewed. The Company also leases approximately 28,500 square feet of space in Fort Atkinson, Wisconsin pursuant to two separate leases. One lease with respect to 18,000 square feet expires on August 31, 2006, and the second lease with respect to the remaining 10,500 square feet expires on June 30, 2002. The Company uses this space for manufacturing, research and development, sales and marketing, customer services, administration and warehousing and considers the facilities to be well maintained and adequate for the Company's present needs. The Company is in the process of negotiating the lease of approximately 4,000 additional square feet of space in its Fort Atkinson facility.

ITEM 3.  LEGAL PROCEEDINGS.

         WESLEY D. JOHNSON AND PAMELA S. T. JOHNSON V. REYNALD G. BONMATI, KURT
W. STREAMS AND NORLAND MEDICAL SYSTEMS, INC. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. On or about December 23, 1999 the parties executed a Stipulation of Settlement which provides for a settlement of $1.7 million, to be funded solely by the Company's directors and officer's insurance carrier. A hearing in the United States District Court to determine whether this Stipulation of Settlement should be approved is scheduled for March 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS

         The Company's current executive officers are as follows:

                            Age as of
       Name               March 16, 2000                     Position
       ----               --------------                     --------
Reynald G. Bonmati              52             Chairman of the Board; President; and Treasurer

Kurt W. Streams                 38             Vice President-Finance; and Secretary

Terry  A. Pope                  47             Vice President, General Manager--Ft. Atkinson
                                               Facility; and Assistant Secretary

Ralph J. Cozzolino              53             Vice President-Sales and Marketing

         MR. BONMATI has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati is President of Bionix, a private distributor of medical devices. Mr. Bonmati has served since January 1992 as a Managing Director of NMS BV, the holding company that formerly owned Stratec. He has also served as President of Novatech Resource Corporation, a private investment firm, since 1981, as President of Novatech Management Corporation, a private investment firm, since 1990, and as Managing Partner of Bones L.L.C., a private investment firm, since 1998. Mr. Bonmati received BS and MS degrees from the Institut National Superieur de Chimie Industrielle, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris.

         MR. STREAMS joined the Company in September 1995 and has served as Vice President-Finance and Secretary of the Company since February 1996. Mr. Streams has resigned from his position effective March 24, 2000. From 1989 to 1995, Mr. Streams was an Audit Manager and a Senior Audit Manager with Deloitte & Touche LLP in the United States and Deloitte & Touche Registeraccountants in the Netherlands. Mr. Streams holds a BA degree in economics from the University of Massachusetts.

         MR. POPE joined the Company in February 1999 and has served as Vice President, General Manager--Ft. Atkinson Facility, since October 1999. From 1996 until he joined Norland, Mr. Pope was Service Manager for Dynapro Thin Films, a manufacturer and servicer of touch screen systems and electronic controls. From 1991 to 1996 he was also Service Manager for Source 7, a service and maintenance provider for nuclear medicine and other medical systems. Mr. Pope holds a BA in business from Lakeland College.

         MR. COZZOLINO has served as Vice President-Sales and Marketing since October 1998. From May 1996 to September 1998, Mr. Cozzolino was the Company's Regional Sales Manager for the eastern United States and Canada. From January 1995 to April 1996, Mr. Cozzolino was Vice President, Operations and Sales, of World Technologies, Inc., a manufacturer of PC-based imaging equipment. Prior to 1995, he was National Sales Manager of Luxor Corporation, a manufacturer of surgical lasers.

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


PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 1998:

                                   High          Low
                                   -----        -----

First Quarter                      $9.88        $3.25

Second Quarter                      3.63         1.00

Third Quarter                       1.81         0.41

Fourth Quarter                      0.80         0.19

PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 1999:

                                    HIGH         LOW
                                   -----        -----

First Quarter                      $0.50        $0.19

Second Quarter                      0.66         0.31

Third Quarter                       0.88         0.41

Fourth Quarter                      0.69         0.31

         As of March 6, 2000, there were approximately 61 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

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

          The financial data as of December 31, 1999 and 1998 and for the periods ended December 31, 1999, 1998 and 1997 has been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with such financial statements and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included at Item 7 of this Report.


                                                                             NORLAND MEDICAL SYSTEMS, INC.
                                                                                YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                            1995          1996(1)        1997(2)          1998            1999
                                                        ------------   ------------   ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenue .............................................   $ 18,243,808   $ 24,326,134   $ 20,530,376    $ 14,384,491    $ 17,798,035
Cost of revenue .....................................     12,508,809     15,709,420     15,568,876       8,888,947       9,549,677
                                                        ------------   ------------   ------------    ------------    ------------
  Gross profit ......................................      5,734,999      8,616,714      4,961,500       5,495,544       8,248,358

Sales and marketing expense .........................      1,651,125      3,756,391      5,635,469       6,711,653       5,482,817
General and administrative expense ..................        960,368      1,900,598      4,688,132       5,690,071       3,377,520
Research and development expense ....................              0        271,917        749,847       1,889,583       1,325,116
In-process research and development charge ..........              0              0      7,900,000               0               0
Non-recurring charges ...............................              0        397,697      7,228,287         400,000               0
                                                        ------------   ------------   ------------    ------------    ------------
  Income (loss) from operations .....................      3,123,506      2,290,111    (21,240,235)     (9,195,763)     (1,937,095)

Loss on investment in Vitel, Inc. ...................              0              0              0        (260,000)              0
Interest expense ....................................              0              0       (383,962)     (1,289,665)       (273,005)
Interest income .....................................        412,983        703,744        345,745          86,168          34,453
                                                        ------------   ------------   ------------    ------------    ------------
  Income (loss) before income taxes .................      3,536,489      2,993,855    (21,278,452)    (10,659,260)     (2,175,647)
(benefit)
Income taxes (benefit) ..............................      1,436,000      1,216,000     (2,694,447)       (946,000)              0
                                                        ------------   ------------   ------------    ------------    ------------
  Net income (loss) .................................   $  2,100,489   $  1,777,855   $(18,584,005)   $ (9,713,260)   $ (2,175,647)
                                                        ============   ============   ============    ============    ============

Earnings (loss) per share
   Basic ............................................   $       0.43   $       0.26   $      (2.60)   $      (1.35)   $      (0.10)
   Diluted ..........................................           0.40           0.25          (2.60)          (1.35)          (0.10)

Weighted average number of common shares outstanding:
   Basic ............................................      4,832,877      6,824,590      7,145,465       7,183,032      21,616,010
   Diluted ..........................................      5,248,184      7,168,871      7,145,465       7,183,032      21,616,010


                                                                                      DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                            1995           1996           1997            1998            1999
                                                        ------------   ------------   ------------    ------------    ------------
BALANCE SHEET DATA:
Working capital .....................................   $ 20,326,055   $ 17,522,404   $ 11,624,860    $  2,407,993    $  1,124,033
Total assets ........................................     24,706,377     30,115,136     29,378,525      19,057,907      17,732,288
Long-term debt ......................................              0              0     14,439,756       4,685,690       1,106,562
Stockholders' equity ................................     20,520,846     26,107,346      7,610,985       8,791,883      11,028,068


(1) The results of operations of Dove Medical Systems, Inc. have been included from the April 2, 1996 date of acquisition.

(2) The results of operations of Norland Corp. have been included from the September 11, 1997 date of acquisition.

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

         Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec. Under the arrangements with Norland Corp. and Stratec, the margins between their costs of manufacturing the products and the amounts for which the Company sold the products was divided between the Company and the manufacturers as provided in the Company's Distribution Agreement with Norland Corp. and Stratec. On September 11, 1997, the Company acquired Norland Corp. from NMS BV. The $17,500,000 purchase price was paid at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note issued to NMS BV (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note was originally payable on March 11, 1998. The Purchase Note was amended to provide that such payment would not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The balance was payable on September 11, 2002 with a right on the part of the Company to extend the maturity for up to an additional two years. If the maturity was so extended, the applicable interest rate would be subject to increases during the extension period. The Purchase Note provided it could be repaid at any time and that, except for the $1,250,000 payment referred to above, the Company could make payments of principal by delivering shares of its Common Stock, valued at the average closing price for the five trading days preceding the delivery.

         On December 31, 1998, in connection with the settlement of previously disclosed litigation, the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Purchase Note from $16,250,000 to $7,450,000. The interest rate on the Purchase Note was reduced to 6 1/2%. In addition, $1,890,000 of principal of reduced Purchase Note was paid on December 31, 1998 by delivering 7,000,000 shares of the Company's Common Stock to NMS BV priced at $0.27 per share, the average closing price for the prior five trading days. On March 28, 1999, the Company exercised its right to pay $4,310,000 of the remaining $5,560,000 of Note principal by delivering 11,122,580 additional shares of Common Stock priced at $0.3875 per share, the average closing price for the prior five trading days.

         As a result of the acquisition of Norland Corp., the Company receives the entire margin between the cost of Norland Corp. products manufactured after the date of acquisition and the amount for which the Company sells such products. The Company entered into a new Distribution Agreement with Stratec which is described in Item 1 of this Report.

ESULT OF OPERATIONS

         The following table sets forth for the periods indicated ertain items from the Company's Statements of Operations as a ercentage of revenue:

                                                      YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999         1998         1997
                                                -------      -------      -------
Revenue                                           100.0%       100.0%       100.0%
Cost of revenue                                    53.7         61.8         75.8
                                                -------      -------      -------
  Gross profit                                     46.3         38.2         24.2

Sales and marketing expense                        30.8         46.7         27.4
General and administrative expense                 19.0         39.5         22.8
Research and development expense                    7.4         13.1          3.7
In-process research and development charge          0.0          0.0         38.5
Non-recurring charges                               0.0          2.8         35.2
                                                -------      -------      -------
  Loss from operations                            (10.9)       (63.9)      (103.5)
Loss on investment in Vitel, Inc                    0.0          1.8          0.0
Interest income                                    (0.2)        (0.6)        (1.7)
Interest expense                                    1.5          9.0          1.9
                                                -------      -------      -------
  Loss before income taxes                        (12.2)       (74.1)      (103.7)
  Income taxes benefit                              0.0         (6.6)       (13.1)
                                                -------      -------      -------
  Net loss                                        (12.2)       (67.5)       (90.6)
                                                =======      =======      =======

         THE COMPANY'S YEAR ENDED DECEMBER 31, 1999 COMPARED TO ITS YEAR ENDED DECEMBER 31, 1998.

         Revenue for 1999 increased $3,413,544 (23.7%) to $17,798,035 from
$14,384,491 for 1998. The increase was largely the result of increased sales of DXA based central systems, especially in the U.S. and Europe. The increase was partially offset by decreased sales of DXA-based peripheral systems, especially in the Pacific Rim as a result of a 1998 large single order sale of peripheral systems in the Pacific Rim. Sales in the United States, Europe / Africa / Middle East and Pacific Rim represented 62.6%, 18.6% and 12.0%, respectively, of total revenue for 1999 and 66.7% , 11.7% and 14.3%, respectively, of total revenue for 1998. A majority of the Company's revenue for 1999 and 1998 was derived from sales of the Excell, Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 86.8% and 91.4% of total revenue for 1999 and 1998, respectively. Sales of parts and services and rental income comprised the balance of revenue for such periods.

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

         Norland's new musculoskeletal products include three models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in rehabilitation to improve mobility through the rebuilding of muscles. The diversification program includes another product, the OSSANOL, a novel therapeutic device designed for use in pain management to treat joints, muscles and ligaments. The first of five Ossanol flagship units was shipped recently to a leading orthopedic clinic in California. The distribution rights for these products were made available to Norland by Bionix L.L.C., in an effort to bolster sales through product diversification. Bionix is a limited liability company controlled by Norland's Chairman. Sales of these new products are expected shortly, however there can be no assurance that the Company will sell a material quantity of such products.

         Cost of revenue as a percentage of revenue was 53.7% and 61.8% for 1999 and 1998, respectively, resulting in a gross margin of 46.3% for 1999 compared to 38.2% for 1998. The increase in gross margin for 1999 as compared to 1998 was primarily the result of the benefits derived from the 1999 sale of inventory previously partially reserved for as obsolete (the reserve on such items was $676,439), by $379,000 in 1999 sales of relatively low carrying cost refurbished demonstration systems and by the $117,000 of repossessed new bone densitometry systems that were previously written off from the Company's inventory held by a former dealer and repossessed in the third quarter of 1999. In addition, the gross margin for 1998 was adversely affected by a $443,323 charge for an increased inventory reserve and improved by the $712,000 third quarter 1998 sale of certain systems that had been written off in prior periods.

         Sales and marketing expense decreased $1,228,836 (18.3%) to $5,482,817 for 1999 from $6,711,653 for 1998, and decreased as a percentage of revenue to
30.8 % from 46.7%. The dollar decrease was primarily due to decreased advertising and marketing promotion expenses, labor expenses and travel related expenses incurred by sales personnel and third party customer service representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales. The Company does not expect to significantly further reduce sales and marketing expenses in the foreseeable future.

         General and administrative expense decreased $2,312,551(40.6%) to $3,377,520 for 1999 from $5,690,071 for 1998 and decreased as a percentage of revenue to 19.0% from 39.5%. The dollar decrease was primarily due to decreased professional fees and $334,000 in proceeds received in August 1999 in connection with a directors and officers liability insurance claim and decreased bad debt expense in 1999 as a result of improved credit and collections management beginning in 1998. The Company expects the trend of lower professional fees and bad debt expenses to continue at the 1999 levels for the foreseeable future.

         Research and development expense decreased $564,467 (29.9%) to $1,325,116 for 1999 from $1,889,583 for 1998, and also decreased as a percentage of revenue to 7.4% from 13.1%. The decreases in 1999 expenses as compared to 1998 were primarily due to non-recurring expenses in connection with certain development projects, including the Excell and Apollo DXA bone densitometers that were introduced in December and May 1998, respectively. The Company expects the trend of lower research and development costs to continue at the 1999 levels for the foreseeable future.

         The decreases in expense as a percentage of revenues referred to in the three preceding paragraphs are also attributable to the Company's increased revenues for 1999.

         The Company recognized a non-recurring charge of $400,000 in 1998. In 1998, the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay a minimum of $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998 and $168,377 was paid in 1999.

         Interest expense of $273,005 and $1,289,665 for 1999 and 1998, respectively, represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. The decrease in expense reflects the fact that the principal balance on the Purchase Note was reduced from $16,250,000 to $5,560,000 on December 31,1998 and was further reduced to $1,250,000 on March 28, 1999. Interest income in 1999 and 1998 consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in 1999 as compared to 1998 reflects reduced interest income resulting from the Company's reduced cash position. In 1998, the Company also wrote off its $260,000 minority interest investment in Vitel, Inc.

         The income tax benefit as a percentage of loss before income taxes was 0.0% for the year ended December 31, 1999 as compared to a benefit percentage of 8.9% for 1998. The income tax benefit for 1999 was derived primarily from the 1999 operating loss and was fully offset by the valuation allowance referred to below and the non-deductibility of goodwill amortization. The 1998 income tax benefit was also derived primarily from the 1998 operating loss and was reduced to an effective rate of 8.9% by the valuation allowance referred to below and the non-deductibility of goodwill amortization.

         Net deferred tax assets increased $577,000 to $3,969,841 at December 31, 1999 from $3,392,841 at December 31, 1998, primarily as a result of an additional asset recognized for 1999 changes in liabilities having differences between book and tax treatment which was reduced by a $2,262,434 valuation allowance. The deferred tax assets can be realized primarily through future taxable income. Management believes that based on the Company's history of operating earnings, exclusive of the nonrecurring and other charges, and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

            The Company had a net loss of $2,175,647 ($0.10 per share) for 1999 compared to net loss of $9,713,260 ($1.35 per share) for 1998. Excluding the after tax effect of these charges, the net loss for 1998 would be $9,475,660 ($1.32 per share). The Company has significant relationships with related parties and the amount of transactions with these related parties is expected to increase. The Company believes that its related party transactions have been made at arms' length terms, have been fair to the Company and that the terms of the transactions could have been received from third parties.

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

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash of $1,105,140. At December 31, 1999, the Company had cash of $67,666. The decrease in cash was primarily the result of the payment of operating expenses, increased accounts receivable and capital expenditures partially offset by increased accounts payable, the $500,000 proceeds from a common stock issuance and $312,000 in net bank borrowings.

         The Company's accounts receivable increased $640,312 (34.1%) to $2,517,583 at December 31, 1999 from $1,877,271 at December 31, 1998, primarily reflecting higher revenues for the year.

         Property and equipment as of December 31, 1999 consisted of computer and telephone equipment, a management information system, demonstration systems, office furniture, leasehold improvements, and tooling for the products manufactured by the Company. At the present time, capital expenditures for 2000 are estimated to be $250,000, and include additional C.U.B.A.Clinical demonstration systems and tooling for certain components of bone densitometry products.

         In connection with the settlement of the litigation relating to the Company's acquisition of Norland Corp., the Purchase Note issued as part of the purchase price for Norland Corp. was amended on December 31, 1998 to, among other things, reduce the principal amount by $8,800,000 and reduce the interest rate from 7% to 6 1/2%. An additional $1,890,000 of principal was paid by delivering 7,000,000 shares of the Company's common stock to NMS BV. On March 28, 1999, the Company paid $4,310,000 of the remaining $5,560,000 of principal by delivering 11,122,580 shares of Company common stock. Interest payments on the $1,250,000 principal of the Purchase Note will be approximately $20,000 per quarter. Interest on the original $16,250,000 of principal for the period from July 1, 1998 through December 31, 1998 ($577,184) was outstanding on December 31, 1998. $455,208 was paid in 1999, and the Company and NMS BV have agreed that the remainder will be paid in installments during 2000.

         The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations for at least the next twelve months. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and launch new products through its diversification program. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of bone densitometer inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases of parts and sub-assemblies. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables and selling its inventory of used bone densitometers.

         The Company has been seeking additional equity and debt financing. With respect to bank financing, the Company is presently negotiating with its bank to obtain an additional $500,000 credit facility in connection with its accounts receivable concerning customers outside of the U.S. The Company does not have a commitment for such bank financing or other financing, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could materially adversely affect the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, changes in third-party reimbursement in the United States and numerous foreign markets and loss of product distribution rights. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

YEAR 2000 ISSUE

         Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations.

         During 1999, the Company completed a detailed assessment of its information systems and other hardware and software at each of the Company's business units. Based upon these assessments, non-compliant software or hardware were either upgraded to Year 2000 versions, remediated to become Year 2000 compliant or replaced by other hardware or software which provided Year 2000 compliance and other benefits. As a result of the Company's Year 2000 readiness efforts, the Company's mission critical systems successfully distinguished between the year 1900 and 2000 without any critical system failures. In addition, the Company has not experienced an adverse impact due to Year 2000 issues at any of its significant suppliers. The Company will continue to monitor its mission critical applications and equipment through the normal course of its business operations to ensure that any Year 2000 matters that do arise are addressed promptly.

         With regard to financial cost, implementation of the Year 2000 readiness programs resulted in significant time expenditure by Company personnel and outside software and equipment providers and some expenditures for equipment and software upgrades and replacements. Because many of these efforts have been designed to achieve other functional or systems improvements, in addition to Year 2000 compliance, and were carried out by operational personnel within each business unit, it is difficult to allocate particular funding levels solely to the Year 2000 compliance activities. However, the Company estimates it has incurred $75,000 in operating expenses and $25,000 in capital expenditures on Year 2000 activities through December 31, 1999.

ACCOUNTING PRONOUNCEMENTS

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", becomes effective for the Company beginning January 1, 2001. The Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the United States. The Company's policy has been to manage its interest rate risks through use of a fixed rate long-term and variable rate short-term debt. See Note 8 for a description of the Note Payable. All items described are non-trading and are stated in U.S. dollars.

                                                   Expected Maturity Dates                      Fair Value
                                        -----------------------------------------------     -------------------
                                           2000             2002             Total           December 31,1999
                                        ------------    --------------    -------------     -------------------
CASH AND CASH EQUIVALENTS

Money Market Mutual Fund Shares
and Bank deposits-non interest bearing    $  67,666                       $     67,666             $   67,666

Average interest rate-4.8%

BANK BORROWINGS

Variable interest rate-9.75%              $ 311,816                         $  311,816             $  311,816

NOTE PAYABLE

Fixed interest rate-6.5%                                 $1,250,000         $1,250,000             $1,106,562


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                      -----

                                                                            PAGE

Independent Auditors' Report                                                 30

Report of Independent Accountants                                            31

Financial Statements:

    Consolidated Balance Sheets as of December 31, 1999 and 1998             32

    Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                                      33

    Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997                  34

    Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                                      35

    Notes to Consolidated Financial Statements                               37

Financial Statement Schedule:

    Valuation and Qualifying Accounts                                        51

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of Norland Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets and the financial statement schedule of Norland Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flow, for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 1999 and 1998 financial statements and financial statement schedule based on our audits.

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

In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the 1999 and 1998 financial statement schedule referred to above, when considered in relation to the basic 1999 and 1998 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 23, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Stockholders and Board of Directors of Norland Medical Systems, Inc.:

In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of Norland Medical Systems, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Norland Medical Systems, Inc. for any period subsequent to December 31, 1997.


                                                        COOPERS & LYBRAND L.L.P.

New York, New York
March 31, 1998

                          NORLAND MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                                                  1999               1998
                                                                              ------------       ------------
Current assets:
  Cash and cash equivalents                                                   $     67,666       $  1,105,140
  Accounts receivable - trade, less an allowance for doubtful accounts
    of $351,000 and $300,000 at December 31, 1999 and 1998, respectively         2,517,583          1,877,271
  Income taxes receivable                                                               --            340,000
  Inventories, net                                                               2,244,317          2,521,345
  Prepaid expenses and other current assets                                        201,370            187,354
  Deferred income taxes                                                          1,690,755          1,817,217
                                                                              ------------       ------------
          Total current assets                                                   6,721,691          7,848,327
                                                                              ------------       ------------
Officer's loan receivable                                                               --             91,304
Property and equipment, net                                                      1,175,947          1,392,032
Deferred income taxes, net                                                       2,279,086          1,575,624
Goodwill, net                                                                    7,555,564          8,150,620
                                                                              ------------       ------------
         Total assets                                                         $ 17,732,288       $ 19,057,907
                                                                              ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Bank borrowings                                                            $    311,816       $         --
   Accounts payable - related parties                                              372,244            292,315

   Accounts payable - trade                                                      2,218,639          1,435,616

   Accrued expenses                                                              1,633,641          2,011,396
   Accrued warranty expenses                                                       530,000            920,000
   Unearned service revenue                                                        387,598            203,823
   Accrued interest expense                                                        143,720            577,184
                                                                              ------------       ------------
          Total current liabilities                                              5,597,658          5,440,334
                                                                              ------------       ------------

Note payable, net of discount                                                    1,106,562          4,685,690
Other                                                                                   --            140,000

Stockholders' equity:
  Common stock - 25,956,278 and 14,164,031
   shares issued and outstanding and 45,000,000
   and 20,000,000 shares authorized at December 31,
   1999 and 1998, respectively                                                      12,977              7,081
  Additional paid-in capital                                                    37,542,279         33,136,343
  Accumulated deficit                                                          (26,527,188)       (24,351,541)
          Total stockholders' equity                                            11,028,068          8,791,883
                                                                              ------------       ------------

          Total liabilities and stockholders' equity                          $ 17,732,288       $ 19,057,907
                                                                              ============       ============

          See accompanying notes to consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                                            1999              1998               1997
                                                        ------------       ------------       ------------
Revenue (including sales to affiliates of $92,883,
   $9,803 and $349,483 in 1999, 1998 and 1997,

   respectively)                                        $ 17,798,035       $ 14,384,491       $ 20,530,376
Cost of revenue                                            9,549,677          8,888,947         15,568,876
                                                        ------------       ------------       ------------
   Gross profit                                            8,248,358          5,495,544          4,961,500

Sales and marketing expense                                5,482,817          6,711,653          5,635,469


General and administrative expense (including
  an overhead charge from an affiliate of
  $7,800 in 1997)                                          3,377,520          5,690,071          4,688,132
Research and development expense                           1,325,116          1,889,583            749,847
In-process research and development charge                        --                 --          7,900,000
Non-recurring charges                                             --            400,000          7,228,287
                                                        ------------       ------------       ------------
Operating loss                                            (1,937,095)        (9,195,763)       (21,240,235)

Other income (expense):
  Interest expense                                          (273,005)        (1,289,665)          (383,962)
  Interest income                                             34,453             86,168            345,745

  Loss on investment in Vitel, Inc.                               --           (260,000)                --
                                                        ------------       ------------       ------------

Loss before income tax benefit                            (2,175,647)       (10,659,260)       (21,278,452)

Income tax benefit                                                --           (946,000)        (2,694,447)
                                                        ------------       ------------       ------------

Net loss                                                $ (2,175,647)      $ (9,713,260)      $(18,584,005)
                                                        ============       ============       ============


Basic and diluted weighted average shares                 21,616,010          7,183,032          7,145,465


Basic and diluted loss per share                        $      (0.10)      $      (1.35)      $      (2.60)


               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997

                                                                                                                      Retained
                                                                                                     Additional        Earnings
                                                                                       Common          Paid-in       (Accumulated
                                                       Total            Shares         Stock           Capital         Deficit)
                                                   ------------      ------------   ------------     ------------     ------------
Balance as of January 1, 1997                      $ 26,107,346         6,904,781   $      3,452     $ 22,158,170     $  3,945,724

Issuance of shares for stock options exercised           37,644           257,750            128           37,516               --
Tax benefit related to stock options                     50,000                --             --           50,000               --
Net loss                                            (18,584,005)               --             --               --      (18,584,005)
                                                   ------------      ------------   ------------     ------------     ------------
Balance as of December 31, 1997                       7,610,985         7,162,531          3,580       22,245,686      (14,638,281)

Issuance of shares for stock options exercised                1             1,500              1               --               --
Reduction in Norland Corp. acquisition
  price by reduction of principal of Note
  Payable, net of discount                            9,004,157                --             --        9,004,157               --

Issuance of shares in partial payment of
  Note Payable                                        1,890,000         7,000,000          3,500        1,886,500               --
Net loss                                             (9,713,260)               --             --               --       (9,713,260)
                                                   ------------      ------------   ------------     ------------     ------------
Balance as of December 31, 1998                       8,791,883        14,164,031          7,081       33,136,343      (24,351,541)

Issuance of shares for stock options exercised                2             3,000              2               --               --

Issuance of Common Stock                                500,000           666,667            333          499,667               --
Issuance of shares in partial payments of
  Note Payable                                        3,911,830        11,122,580          5,561        3,906,269               --
Net loss                                             (2,175,647)               --             --               --       (2,175,647)
                                                   ------------      ------------   ------------     ------------     ------------
Balance as of December 31, 1999                    $ 11,028,068        25,956,278   $     12,977     $ 37,542,279     $(26,527,188)
                                                   ============      ============   ============     ============     ============


               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  Years ended December 31, 1999, 1998 and 1997

                                                                                    1999              1998              1997
                                                                                ------------      ------------      ------------
Cash flows from operating activities:
                                                                                $ (2,175,647)     $ (9,713,260)     $(18,584,005)
                                                                                ------------      ------------      ------------
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
      Non-recurring charges                                                               --           350,000         7,228,287
      Provision for doubtful accounts                                                 45,249         1,357,769         1,979,000
      Deferred income taxes                                                         (340,000)         (496,000)       (2,136,878)
      Amortization expense                                                           705,455           733,811           654,449
      Depreciation expense                                                           574,072           408,535           158,307
      Gain on sale of investment                                                          --                --           (47,365)
      Loss on investment in Vitel, Inc.                                                   --           260,000                --
      Inventory write-off (recovery)                                                (676,439)          443,323         4,161,593
      In-process research and development charge                                          --                --         7,900,000
      Other                                                                           92,746                --                --
      Changes in assets and liabilities, net of business acquired:
          Accounts receivable                                                       (685,561)        2,930,427            42,630
          Inventories                                                                953,467         2,199,014        (3,215,564)
          Prepaid expenses and other current assets                                  (28,713)           19,867           182,443
          Accounts payable                                                           862,952          (878,752)       (1,416,163)
          Accrued expenses                                                        (1,157,444)          404,090           339,556
          Income taxes receivable                                                    340,000         1,434,314          (663,593)
          Customer deposits                                                               --          (500,000)          452,150
                                                                                ------------      ------------      ------------
            Total adjustments                                                        685,784         8,666,398        15,618,852
                                                                                ------------      ------------      ------------
                        Net cash used in operating activities                     (1,489,863)       (1,046,862)       (2,965,153)
                                                                                ------------      ------------      ------------

Cash flows from investing activities:
      Purchase of property and equipment                                            (355,733)         (925,401)         (284,917)
      Loans to officers                                                               (3,696)           (4,800)       (1,909,573)
      Repayment of loans to officers                                                      --                --         2,404,773
      Purchase of Norland Corporation, net of cash acquired                               --                --        (1,852,510)
      Sale of investment available for sale                                               --                --         1,996,403
      Loans and advances to affiliates                                                    --                --        (2,509,979)
      Repayment of loan to affiliate                                                      --                --            32,046
                                                                                ------------      ------------      ------------
                Net cash used in investing activities                               (359,429)         (930,201)       (2,123,757)
                                                                                ------------      ------------      ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                         500,000                --                --
      Net bank borrowings                                                            311,816                --                --
      Proceeds from stock options exercised                                                2                 1            37,644
                                                                                ------------      ------------      ------------
                Net cash provided by  financing activities                           811,818                 1            37,644
                                                                                ------------      ------------      ------------

Net decrease in cash and cash equivalents                                         (1,037,474)       (1,977,062)       (5,051,266)

Cash and cash equivalents at beginning of year                                     1,105,140         3,082,202         8,133,468
                                                                                ------------      ------------      ------------

Cash and cash equivalents at end of year                                        $     67,666      $  1,105,140      $  3,082,202
                                                                                ============      ============      ============

               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

            Years ended December 31, 1999, 1998 and 1997 (Concluded)

Noncash operating, investing and financing activities:

In the year ended December 31, 1997, the Company's tax benefit related to stock options increased additional paid-in capital by $50,000.

On September 11, 1997, the Company issued a $15,522,461 Note Payable (net of discount) as part of the purchase price for Norland Corporation (Note 8).

On December 31, 1998, March 28, 1999 and June 16, 1999 the Company issued 7,000,000, 4,588,469 and 6,534,111 of shares of common stock, respectively, in satisfaction of portions of the Note Payable. In addition, the principal amount of the Note Payable was reduced on December 31, 1998 by $8,800,000 in connection with the reduction of the purchase price for Norland Corporation.

In the year ended December 31, 1999, the Company reclassified $340,000 of income taxes receivable to deferred income taxes.

Cash paid for:

                            1999             1998             1997
                          --------         --------         --------

Income taxes              $    376         $ 23,915         $201,830
                          ========         ========         ========

Interest expense          $596,069         $858,102         $ 90,880
                          ========         ========         ========



               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1999, 1998 and 1997


1.     THE COMPANY:

Norland Medical Systems, Inc. ("NMS" or the "Company") develops, manufactures, markets, sells, distributes and services bone densitometry systems which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to individual practitioners, hospitals, clinics, research institutions and pharmaceutical companies. NMS also markets and services therapeutic devices used in sports medicine, rehabilitative medicine and in pain management to treat joints, muscles, and ligaments. NMS is the exclusive marketer, distributor and sub-distributor of certain medical products of Bionix L.L.C. (U.S.) ("Bionix"), McCue Plc (U.K.) and Stratec Medizintechnik GmbH (Germany) ("Stratec"). Bionix is controlled by the Chairman of NMS and has certain exclusive distribution rights to certain products that it makes available to NMS through exclusive sub-distribution agreements.
Stratec is wholly-owned by a NMS shareholder.

On September 11, 1997, the Company acquired Norland Corporation (U.S.) ("Norland Corp.") from Norland Medical Systems B.V. (Netherlands) ("NMS BV"). On April 2, 1996, the Company acquired Dove Medical Systems (U.S.) ("Dove"), a manufacturer of low-cost bone densitometry systems.

The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations at least through December 31, 2000. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and new product offerings through its diversification program. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of bone densitometer inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases of parts and sub-assemblies. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables and selling its inventory of used bone densitometers. The Company has been seeking additional equity and debt financing. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing.

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

Prior to the September 1997 acquisition of Norland Corp., NMS purchased products from Norland Corp. and Stratec (the "manufacturers") on the basis of sales orders in hand. NMS was invoiced by the manufacturers when the product was shipped. After the acquisition, these arrangements have been continued with respect to Stratec. Management believes the gross profit recognized by NMS on products purchased from the manufacturers materially approximates that which would have been realized had the Company used unaffiliated suppliers.

The Company offers one-year warranties on both the hardware and software components of its bone densitometry systems. The provision for product warranties represents an estimate for future claims arising under the terms of the Company's various product warranties. The estimated future claims are accrued at the time of sale. To the extent that the Company provides warranty services for products that it does not manufacture, the Company invoices the manufacturer for the costs of performing such warranty services.

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

INVESTMENTS

The Company had a minority interest in Vitel, Inc. (U.S.) that was accounted for as a long-term investment according to the cost method. In 1998 the investment was written off reflecting management's estimate that its carrying value was other than temporarily impaired.

INVENTORY

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Systems used in the Company's short-term rental program are carried in inventory at the lower of cost or net realizable value until the time of sale.

PROPERTY AND EQUIPMENT

Machinery, equipment, management information systems, furniture and fixtures are recorded at cost and are depreciated using the straight-line method over three to seven years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or ten years.

The Company's demonstration systems used for marketing and customer service purposes are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a system to a prominent scientist or research institution. In such cases, the Company will carry the device at cost less accumulated amortization, with amortization calculated on a straight-line basis over thirty-six months.

GOODWILL

Goodwill, net of amortization, was $7,555,564 and $8,150,620 at December 31, 1999 and 1998, respectively, and is being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill was $1,370,281 and $775,225 at December 31, 1999 and 1998, respectively.

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

LOSS PER SHARE

Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

Options to purchase 952,000, 867,500 and 751,750 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted loss per share because their effect was anti-dilutive.

CONCENTRATION OF CREDIT RISK

The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. At December 31, 1999 and 1998 and for the years then ended, no customer had outstanding trade receivables in excess of 10% of total outstanding trade receivables nor accounted for more than 10% of revenues. The Company sells to customers in various geographic territories worldwide (Note 14).

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates.

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

RECLASSIFICATION

Certain information in 1997 and 1998 has been reclassified to conform to the current year presentation.

ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", becomes effective for the Company beginning January 1, 2001. The Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.

3.     DISTRIBUTION AGREEMENTS:

Prior to the September 1997 acquisition of Norland Corp., the Company was party to an exclusive distribution agreement with Norland Corp. and Stratec which extended until December 31, 2015. The original pricing formula in the agreement was such that the margin retained by NMS was equal to one-half of the difference between the price at which the product was sold to the distributor or end user and the direct cost of material, parts and labor of Norland Corp. or Stratec. This agreement was subject to renewal for an indefinite number of successive five-year terms and contained no purchase obligation on the part of NMS. Under this agreement, the Company could not distribute devices manufactured by any non-affiliate of the Company which competed directly with the devices obtained from the manufacturers (except for devices using ultrasound technology).

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

On October 1, 1999, the Company and Stratec agreed to terminate their September 11, 1997 distribution agreement and enter into a new arrangement. Stratec and Bionix entered into a distribution agreement dated October 1, 1999 with respect to the right to exclusively distribute Stratec products in North and Latin America. Concurrently, Bionix and NMS entered into an exclusive sub-distribution agreement with respect to the sale of Stratec products in North and Latin America through September 30, 2003. Under terms of the sub-distribution agreement, NMS may purchase Stratec products at a fixed percentage discount from the products' actual selling prices to the customers.

NMS and Bionix also entered into two exclusive sub-distribution agreements dated October 1, 1999 with respect to certain non-bone densitometry products sold through Bionix according to its distribution agreements with the third party companies. Under terms of the four-year sub-distribution agreements, NMS may purchase products from Bionix at a fixed percentage discount from contractually stated selling prices subject to a mechanism to periodically adjust the contractual selling prices.

4.     NON-RECURRING AND OTHER CHARGES:

The Company recognized non-recurring charges of $400,000, and $15,128,287 in 1998 and 1997, respectively. In November 1998 the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay a minimum of $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998 and an additional $168,377 was paid in 1999.

At the time of the acquisition of Norland Corp. in September 1997, certain research and development projects acquired were not at a stage in which technological feasibility had been achieved and were determined to have no alternative future use. Accordingly, $7,900,000 of the purchase price was allocated to this in-process research and development and expensed (Note 7). Also in 1997, in response to the increasing dominance of the peripheral bone densitometry market by DXA technology, the Company closed the Newbury Park facility of its Dove subsidiary and recorded a $7,126,782 write-off related to the value of fixed assets, goodwill, a patent and other intangible assets, having concluded that expected cash flows will not enable the Company to recover any of the remaining carrying value of such assets. In August 1997, the Company acquired distribution rights to an ultrasound product and recorded a $101,505 non-recurring charge for costs incurred in connection with the selection of an ultrasound product. In addition to these 1997 non-recurring charges, the Company recognized (i) additional provisions for doubtful accounts of $1,850,000, which is reflected in general and administrative expense, related to its decision to close the Dove facility ($400,000) and for certain other customers for which collection was no longer expected ($1,450,000); and (ii) a $4,161,593 charge to cost of revenue related to a write-off of demonstration systems ($2,165,375) and reserves for excess inventory ($1,996,218, including $1,221,218 of inventory at its Dove subsidiary).

5.   INVENTORIES:

Inventories consist of the following as of December 31:

                                        1999              1998
                                     -----------      -----------

Raw materials, product kits,
  Spare parts and sub-assemblies     $ 2,093,351      $ 2,322,744
Work in progress                         380,511          380,835
Finished goods                           420,455        1,151,302
Rental systems                                --           66,464
Inventory reserve                       (650,000)      (1,400,000)
                                     -----------      -----------
                                     $ 2,244,317      $ 2,521,345
                                     ===========      ===========

6. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31:

                                        1999              1998
                                     -----------      -----------

Machinery and equipment              $ 1,482,475      $ 1,386,972
Demonstration systems                    664,640          713,096
Tooling                                  659,674          641,202
Furniture and fixtures                   436,629          433,877
Leasehold improvements                   116,896          116,896
Construction in progress                 154,470           47,011
                                     -----------      -----------
                                       3,514,784        3,339,054

Accumulated depreciation
  and amortization                    (2,338,837)      (1,947,022)
                                     -----------      -----------

                                     $ 1,175,947      $ 1,392,032
                                     ===========      ===========

7.   ACQUISITIONS:

NORLAND CORP.

On September 11, 1997, the Company acquired Norland Corp. in a transaction accounted for under the purchase method of accounting. The consolidated financial statements reflect the acquisition of all of the issued and outstanding stock of Norland Corp. for $17,500,000 from the date of acquisition. The $17,500,000 consideration consisted of a $1,250,000 cash payment made on September 11, 1997 and a $16,250,000 Purchase Note (the "Note") (Note 8).

The cost of acquisition (including acquisition costs and a discount applied to the Note to reflect a market rate of interest) has been allocated based on the fair value of assets acquired and liabilities assumed as follows:


    Purchase price, net of Note discount of $728,000             $16,772,000
    Loans and advances to Norland Corp.                            2,757,000
    Current assets                                               (4,467,000)
    Noncurrent assets                                              (368,000)
    Deferred tax assets, net                                       (609,000)
    Current liabilities assumed                                    2,739,000
    Noncurrent liabilities assumed                                     2,000
    In-process research and development charge                   (7,900,000)
                                                               ------------

    Goodwill                                                   $  8,926,000
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

On December 31, 1998, in connection with the settlement of certain litigation, the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Note from $16,250,000 to $7,450,000 and the annual interest rate was reduced to 6 1/2% from 7%.

Pro forma unaudited consolidated operating results and related per share amount of the Company for the year ended December 31, 1997, assuming the acquisition had been made as of January 1, 1997, are summarized below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments to give effect to amortization of goodwill, patent and other intangible assets and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made on January 1, 1997 or that may occur in the future.

                                                           1997
                                                       ------------
                                                        (unaudited)

         Net sales                                    $  20,289,740
         Net loss                                      (14,842,044)
         Basic and diluted loss per share                   $(2.08)

DOVE MEDICAL SYSTEMS

On April 2, 1996, the Company acquired all of the outstanding shares of Dove and a patent and other intangible assets owned by Dove's majority shareholder and certain other investors. The Company paid consideration of $6,911,529, consisting of $3,600,000 in cash and 161,538 shares of the Company Common Stock valued at $3,311,529. The operating results of Dove have been included in the accompanying consolidated statements of operations from the date of acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The amount allocated to the patent and other intangible assets was $3,391,735. The excess purchase price over the fair values of the net assets was $3,308,011 and was recorded as goodwill. In connection with the closing of the Dove facility, NMS took a $7,126,782 non-recurring charge in 1997 (Note 4).

8.  BANK BORROWINGS AND NOTE PAYABLE:

On August 10, 1999, the Company entered into a $2 million bank line of credit agreement in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrues at a variable rate based on prime plus 1.25%. Borrowings under the agreement are collateralized by the Company's assets. In connection with such agreement, the Company has granted to the bank warrants to purchase 20,000 shares of Company Common Stock at $0.01 per share. As of December 31, 1999, the Company had outstanding borrowings of $311,816 with interest accruing at 9.75%.

In connection with the acquisition of Norland Corp. (Note 7), consideration included a $16,250,000 Note bearing interest at the rate of 7% per annum beginning September 30, 1997. A $1,250,000 portion of the Note was originally payable in cash on March 11, 1998. The Note was amended to provide that such payment is not due until such time as the Company receives at least $2,000,000 in proceeds from an equity financing transaction. The remaining principal was due and payable on September 11, 2002. The Company could prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). The Note is uncollateralized.

Effective as of December 31,1998, in connection with the amendment of the terms of the Norland Corp. acquisition, the Note principal was reduced from $16,250,000 to $7,450,000 and the annual interest rate was reduced from 7% to 6 1/2%. The other payment terms, including those with respect to maturity, prepayment and the ability to pay principal by delivering shares of Common Stock, were not changed. Also on December 31, 1998, the Company paid $1,890,000 in Note principal by delivering 7,000,000 shares of Company's Common Stock to NMS BV priced at $0.27 per share, the average closing price for the five trading days prior to December 31, 1998. The fair value of the Note was determined as of the December 31, 1998 amendment date using a market rate of interest of 10.75%, which resulted in the establishment of a $874,310 note discount.

On March 28, 1999, the Company exercised its right to pay $4,310,000 of the remaining $5,560,000 of Note principal by delivering 11,122,580 additional shares of Common Stock priced at $0.3875 per share, the average closing price for the prior five trading days. With the $4,310,000 reduction in Note principal, the Note discount was reduced by $635,170 and the remaining $239,140 of Note discount being amortized using the effective interest method over the Note's remaining term. The fair value of the Note approximates its carrying value.

The Note activity described above may be summarized as follows as of December 31, 1999:


Note principal as of September 11, 1998 acquisition date           $16,250,000
Reduction in Note principal from reduced purchase price             (8,800,000)
Payments of Note principal by delivering 18,122,580 shares          (6,200,000)
Note discount for market rate of interest                             (143,438)
                                                                   -----------
Note payable, net of discount                                      $ 1,106,562
                                                                   ===========

9.  STOCKHOLDERS' EQUITY:

Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000.

The Company has authorized 1,000,000 shares of Preferred Stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 1999 and 1998, there was no Preferred Stock outstanding.

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

The amended and restated 1994 Stock Option Plan includes 2,250,000 shares of Common Stock reserved for issuance. On June 2, 1999, the Company established a new Board of Directors Stock Option Plan (the "Board Plan"). Under the Board Plan, 350,000 shares of Common Stock are reserved for issuance to non-employee Board members, including the automatic option grant program grants options to new non-employee Board members to purchase 30,000 shares of Common Stock at an exercise price equal to the fair market value at the grant date for a maximum term of ten years and is subject to 25% vesting each year and early termination upon the optionee's leaving the Board. In addition, Board members are granted 20,000 options as compensation for attending Board meetings.

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates.

The following is a summary of options related to the 1994 Stock Option Plan as of December 31:

                                          Range of                          Range of                        Range of
                                        Option Prices                     Option Prices                   Option Prices
                            1999          Per Share          1998           Per Share         1997          Per Share
                         ------------  ----------------  --------------  ----------------  -----------   ----------------
Options outstanding
At beginning of year         867,500     $0.0005-15.00         751,750     $0.0005-15.00      674,250      $0.0005-22.17

Cancellations               (70,500)        $0.53-6.38       (115,500)       $6.38-20.00    (138,750)        $7.50-22.17

Granted                      158,000        $0.35-0.67         232,750             $0.67      474,000        $6.38-11.50


Exercised                    (3,000)           $0.0005         (1,500)           $0.0005    (257,750)       $0.0005-7.50
                          ---------                         ---------                      ---------

Options outstanding
  at end of year            952,000      $0.0005-15.00        867,500      $0.0005-15.00     751,750        $0.0005-15.00
                          =========                         =========                      =========

Options exercisable
at end of year             430,250                            251,313                        114,188
                          =========                         =========                      =========

Options available
for grant at end of year    665,000                           752,500                        869,750
                          =========                         =========                      =========

The following table summarizes information about significant groups of stock options outstanding at December 31, 1999:

                         Options Outstanding                       Options Exercisable
                  -------------------------------------   ---------------------------------------
                                            Weighted                                  Weighted
                                Weighted     Average                     Weighted      Average
                                Average     Remaining                     Average     Remaining
     Exercise       Options     Exercise   Contractual      Options      Exercise    Contractual
      Prices      Outstanding    Price    Life In Years   Exercisable      Price    Life In Years
      ------      -----------    -----    -------------   -----------      -----    -------------
      $0.0005        1,500      $0.0005        4              1,500       $0.0005         4
  $0.35-$0.67      829,000        $0.63        8            344,750         $0.67         7
        $9.75        1,500        $9.75        6              1,500         $9.75         6
       $11.50       30,000       $11.50        8             15,000        $11.50         8
       $15.00       90,000       $15.00        6             67,500        $15.00         6
                   -------                                  -------
                   952,000                                  430,250
                   =======                                  =======

Had compensation expense for the Company's 1999, 1998 and 1997 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123, the Company's net loss and loss per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                               1999              1998            1997
                                               ----              ----            ----
   Net loss:
      As reported                          $(2,175,647)     $ (9,713,260)    $(18,584,005)
      Pro forma                            $(2,707,945)      (10,168,139)     (19,734,360)
   Loss per share:
      As reported - Basic and diluted           $(0.10)           $(1.35)          $(2.60)
      Pro forma - Basic and diluted             $(0.13)           $(1.41)          $(2.76)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 1999, 1998 and 1997: dividend yield of 0%, risk-free weighted average interest rates of 6.5%, 5% and 5.7%, respectively, expected volatility factors of 146%, 117% and 89%, respectively, and an expected option term of 4 years. The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $2.31, $0.49 and $5.13 per option, respectively.

401(K) PLAN

Pursuant to the Norland Medical Systems, Inc. and Norland Corporation Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $42,703, $42,710 and $14,570 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.  INCOME TAXES:

The components of income taxes provisions (benefit) for the years ended December 31 were as follows:


                          1999                1998                   1997
                      -----------          -----------           -----------
Current:
   Federal            $   340,000          $  (463,000)          $  (557,569)
   State                       --               13,000                    --
                      -----------          -----------           -----------
                          340,000             (450,000)             (557,569)
                      -----------          -----------           -----------

Deferred:
   Federal               (340,000)            (452,000)           (2,030,830)
   State                       --              (44,000)             (106,048)
                      -----------          -----------           -----------
                         (340,000)            (496,000)           (2,136,878)
                      -----------          -----------           -----------
Total                 $        --          $  (946,000)          $(2,694,447)
                      ===========          ===========           ===========


The benefits from income taxes differ from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

                                   1999              1998              1997
                                  ------            ------            ------


Statutory income tax rate         (34.0%)           (34.0%)           (34.0%)
Valuation allowance                23.1%             23.0%             --
State income taxes, net of
    federal benefit                  --              (0.3%)            (1.3%)
Amortization of goodwill            9.9%              1.9%              1.5%
In-process research and
    Development charge               --                --              12.6%
Write-off of goodwill                --                --               8.5%
Other                               1.0%              0.5%               --
                                 ------            ------            ------
Effective income tax rate           0.0%             (8.9%)           (12.7%)
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

                                                    1999              1998
                                                 -----------       -----------
Deferred tax assets and liabilities:
    Inventory                                    $ 1,143,706       $ 1,440,759
    Allowance for doubtful accounts                  130,923           111,900
    Accrued liabilities                              318,743           343,160
    Other                                             97,383           (78,602)
        Net current deferred tax assets            1,690,755         1,817,217
                                                 -----------       -----------
    Net operating loss carryforwards               4,564,726         4,240,809
    Discount on note payable                         (53,502)         (244,518)
    Alternative minimum tax                               --            49,797
    Other                                             30,296           (49,126)
    Valuation allowance                           (2,262,434)       (2,421,338)
                                                 -----------       -----------
         Net noncurrent deferred tax assets        2,279,086         1,575,624
                                                 -----------       -----------
              Total net deferred tax assets      $ 3,969,841       $ 3,392,841
                                                 ===========       ===========

The net deferred tax assets can be realized through future taxable income. Management believes that based on the Company's history of operating earnings and its expected income, that it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

The Company has utilizable federal and state net operating loss carryforwards of approximately $11,300,000 at December 31, 1999 for income tax purposes which expire in 2008 through 2019.

12.  COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS

WESLEY D. JOHNSON AND PAMELA S. T. JOHNSON V. REYNALD G. BONMATI, KURT W. STREAMS AND NORLAND MEDICAL SYSTEMS, INC. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. On or about December 23, 1999 the parties executed a Stipulation of Settlement which provides for a settlement of $1.7 million, to be funded solely by the Company's directors and officer's insurance carrier. A hearing in the United States District Court to determine whether this Stipulation of Settlement should be approved is scheduled for March 30, 2000.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LEASES

In 1996, the Company entered into operating leases for its manufacturing and office facilities and established subleases for portions of certain facilities with Norland Corp. and another company in which certain stockholders of NMS are also stockholders. Rent is prorated on a square footage basis. For the years ended December 31, 1999, 1998 and 1997, lease expense was $214,230, $213,949 and $183,556 and sublease income was $0, $6,250 and $101,441, respectively.

The following is a schedule of future minimum lease payments as of December 31, 1999:

                   2000                        $187,436
                   2001                         158,722
                   2002                         137,627
                   2003                         108,000
                   2004                         108,000
                   Thereafter                   180,000
                                               --------
                                               $879,785
                                               ========

13.  RELATED PARTY TRANSACTIONS:

SALES AND PURCHASES

During 1999, 1998 and 1997, the Company sold $92,883, $9,803, and $108,845, respectively, of products and services to Stratec. During 1997 the Company sold $240,638 of products and services to Norland Corp. (through the acquisition date).

During 1997, the Company purchased $7,826,914 of products and services from Norland Corp. (through the acquisition date). During 1999, 1998 and 1997, the Company purchased $972,679, $1,244,766 and $1,424,474, respectively, from Stratec. The amounts owed at December 31, 1999 and 1998 by NMS to Stratec for such purchases were $372,244 and $292,315, respectively. The amounts payable to Stratec at December 31, 1999 and 1998 are net of receivables from Stratec in the amounts of $0 and $23,803, respectively.

During 1999, the Company purchased $243,404 of products from Bionix. The amount owed at December 31, 1999 by NMS to Bionix for such purchases was $135,375.

OTHER

In the year ended December 31, 1997, the Company rented space on a month to month basis and purchased administrative support services from another company in which certain beneficial stockholders of the Company were also beneficial stockholders. The cost of the services and space to the Company was $7,800.

NOTE PAYABLE

In connection with the acquisition of Norland Corp. (Note 7), consideration included a Note Payable (Note 8) issued to the seller, NMS BV. As of December 31, 1999, $90,281 of the Note Payable was held by Bones L.L.C., a private investment firm that is controlled by the Chairman of NMS, and the remainder is held by a third party distributor of NMS products in Japan.

OFFICER'S LOAN RECEIVABLE

The balance of an officer loan, including interest, was $0 and $91,304 at December 31, 1999 and 1998.

14.  SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

For the years ended December 31, 1999, 1998 and 1997, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors.

The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                                1999                      1998                          1997
                                      -----------------------    -----------------------      -----------------------
   Pacific Rim                        $ 2,135,821        12.0%   $ 2,053,356        14.3%     $ 2,066,024        10.1%
   Europe/Middle East/Africa            3,305,159        18.6      1,688,945        11.7        2,224,178        10.8
   Latin America                        1,214,493         6.8      1,043,031         7.3        1,556,441         7.6
                                      -----------       -----    -----------       -----      -----------      ------
   Export Sales                         6,655,473        37.4      4,785,332        33.3        5,846,643        28.5
   Domestic Sales                      11,142,562        62.6      9,599,159        66.7       14,683,733        71.5
                                      -----------       -----    -----------       -----      -----------      ------
                                      $17,798,035       100.0%   $14,384,491       100.0%     $20,530,376       100.0%
                                      ===========       =====    ===========       =====      ===========      ======

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                       1999 Quarters
                                     --------------------------------------------------------------------------------
                                         FIRST           SECOND           THIRD            FOURTH           TOTAL
                                     ------------     ------------     ------------     ------------     ------------
Revenue                              $  4,825,934     $  4,357,201     $  4,383,712     $  4,231,188     $ 17,798,035
Gross profit                            2,294,036        2,351,061        1,903,432        1,699,829        8,248,358
Operating loss                           (479,908)        (375,414)        (329,521)        (752,252)      (1,937,005)
Net loss                                 (614,884)        (406,372)        (363,153)        (791,238)      (2,175,647)

Weighted average shares basic and      14,265,997       20,332.175       25,735,887       25,956,278       21,616,010
diluted
Basic and diluted loss per share     $      (0.04)    $      (0.02)    $      (0.01)    $      (0.03)    $      (0.10)

                                                                       1998 Quarters
                                     --------------------------------------------------------------------------------
                                         FIRST           SECOND           THIRD            FOURTH           TOTAL
                                     ------------     ------------     ------------     ------------     ------------
Revenue                              $  2,062,707     $  4,846,356     $  4,130,592     $  3,344,836     $ 14,384,491
Gross profit                              256,793        2,127,589        2,064,089        1,047,073        5,495,544
Operating  loss                        (2,865,433)      (2,202,352)      (1,434,978)      (2,693,000)      (9,195,763)
Net loss                               (1,889,582)      (1,504,721)      (2,006,272)      (4,312,685)      (9,713,260)

Weighted average shares basic and       7,163,314        7,164,031        7,163,531        7,240,118        7,183,032
diluted

Basic and diluted loss per share     $      (0.26)    $      (0.21)    $      (0.28)    $      (0.60)    $      (1.35)


                          NORLAND MEDICAL SYSTEMS, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              Balance at         Charged to
                               Beginning            Costs               Other                           End of
                                of Year          And Expenses         Accounts(A)    Deductions(B)       Year
                                -------          ------------         -----------    -------------       ----
1999

Allowance for                    $300,000          $45,249                 $0        $   5,751         $351,000
                                 ========          =========               ==        ============      ========
Doubtful Accounts

Obsolescence Reserve           $1,400,000         $(676,439)               $0           $(73,561)      $650,000
                               ==========         ==========               ==           =========      ========


1998

Allowance for
Doubtful Accounts              $2,200,000         $1,357,769               $0        $(3,257,769)      $300,000
                               ==========         ==========               ==        ============      ========

Obsolescence Reserve           $1,275,000           $443,323               $0          $(318,323)    $1,400,000
                               ==========           ========               ==          ==========    ==========


1997

Allowance for
Doubtful Accounts                $221,000         $1,979,000               $0               $0       $2,200,000
                                 ========         ==========               ==               ==       ==========

Obsolescence Reserve            $  41,895         $1,480,000         $600,000          $(846,895)    $1,275,000
                                =========         ==========         ========          ==========    ==========


(A) Assumed in acquisition.
(B) Amounts (written off) recovered against the reserve.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) Financial Statements and Financial Statement Schedule. See Index to Financial Statements at Item 8 of this Report.

          (b)  Exhibits.

                  Exhibit
                  Number                          Description

2.1 Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Norland Medical Systems, Inc., (C)

2.2 Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc., Mirella Monte Belshe and Norland Medical Systems, Inc. (C)

2.3 Stock Purchase Agreement between Norland Medical Systems, Inc. and Norland Medical Systems B.V. (G)

2.4 Amendment to Stock Purchase Agreement dated as of December 31, 1998 between Norland Medical Systems, B.V. and Norland Medical Systems, Inc.(I)

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

     None

------------------------

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

(I) This Exhibit was previously filed as an Exhibit to the Company's report on Form 10-K dated March 31, 1999 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 24th day of March, 2000.

                                      NORLAND MEDICAL SYSTEMS, INC.


                                      By: /s/ Reynald G. Bonmati
                                          ----------------------------------
                                          Name:  Reynald G. Bonmati
                                          Title: President


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

       Signature                  Capacity In Which Signed                   Date
       ---------                  ------------------------                   ----
/s/ Reynald G. Bonmati       Chairman of the Board and President         March 24, 2000
---------------------------  (Principal Executive Officer); and
    Reynald G. Bonmati                    Director



/s/ Kurt W. Streams           Vice President, Finance (Principal         March 24, 2000
---------------------------    Financial Officer and Principal
    Kurt W. Streams                  Accounting Officer)


           Signature           Capacity In Which Signed              Date


/s/ Jeremy Allen                       Director                  March 24, 2000
--------------------------
    Jeremy Allen



/s/ James J. Baker                     Director                  March 24, 2000
--------------------------
    James J. Baker



/s/ Michael W. Huber                   Director                  March 24, 2000
--------------------------
    Michael W. Huber



/s/ Andre-Jacques Neusy                Director                  March 24, 2000
--------------------------
    Andre-Jacques Neusy



/s/ Albert S. Waxman                   Director                  March 24, 2000
--------------------------
    Albert S. Waxman