Form 10-Q
period 2000-03-31
NORLAND MEDICAL SYSTEMS INC
filed 2000-05-12
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number                           0-26206
                      ----------------------------------------------------------

                          Norland Medical Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    06-1387931
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

         As of May 10, 2000, 27,045,166 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                         -------------------------------

                                                                                                               Page
                                                                                                               ----

Title Page........................................................................................................1

Document Table of Contents........................................................................................2

Introduction......................................................................................................3

PART I       FINANCIAL INFORMATION................................................................................4

Item 1.      Consolidated Financial Statements....................................................................4
             Consolidated Balance Sheets..........................................................................4
             Consolidated Statements of Operations................................................................5
             Consolidated Statements of Cash Flows................................................................6
             Notes to Consolidated Financial Statements...........................................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................................................9

Item 3.      Quantitative and Qualitative Disclosures About Market Risks.........................................12

PART II      OTHER INFORMATION...................................................................................13

Item 1.      Legal Proceedings...................................................................................13

Item 2.      Changes in Securities...............................................................................13

Item 3.      Defaults Upon Senior Securities.....................................................................13

Item 4.      Submission of Matters to a Vote of Security Holders.................................................13

Item 5.      Other Information...................................................................................13

Item 6.      Exhibits and Reports on Form 8-K....................................................................13

Signatures ......................................................................................................14

Exhibit Index....................................................................................................15

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

I N T R O D U C T I O N



THE STATEMENTS INCLUDED IN THIS REPORT REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY CAUTIONS THE READER THAT ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (I) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY THE COMPANY; (II) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (III) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PHYSICIANS; (IV) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (V) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET; (VI) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (VII) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (VIII) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS;
(IX) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (X) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (XI) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES; (XII) THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES; (XIII) THE OUTCOME OF PENDING LITIGATION; AND
(XIV) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC FACTORS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. NOTHING CONTAINED IN THE REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROTECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets

                                                                        March 31,
                                                                          2000         December 31,
                                                                       (UNAUDITED)         1999
                                                                       -----------     -----------
ASSETS

Current assets:
    Cash and cash equivalents                                          $   350,433      $    67,666
    Accounts receivable - trade, less allowance for
       doubtful accounts of $301,000 and $351,000, respectively          1,664,577        2,517,583
    Inventories, net                                                     2,771,477        2,244,317
    Prepaid expenses and other current assets                              228,651          201,370
    Deferred income taxes                                                1,490,755        1,690,755
                                                                       -----------      -----------
          Total current assets                                           6,505,893        6,721,691
                                                                       -----------      -----------

Property and equipment, net                                              1,051,586        1,175,947
Deferred income taxes, net                                               2,479,086        2,279,086
Goodwill, net                                                            7,406,800        7,555,564
                                                                       -----------      -----------
         Total assets                                                  $17,443,365      $17,732,288
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank borrowings                                                    $   164,816      $   311,816
    Accounts payable - related parties                                     705,046          372,244
    Accounts payable - trade                                             1,871,652        2,218,639
    Accrued expenses                                                     1,378,310        1,633,641
    Accrued warranty expenses                                              485,000          530,000
    Unearned service revenue                                               600,015          387,598
    Interest payable                                                       169,305          143,720
                                                                       -----------      -----------
          Total current liabilities                                      5,374,144        5,597,658
                                                                       -----------      -----------

Note payable, net of discount                                            1,119,843        1,106,562

Stockholders' equity:
    Common stock-par value $.0005 per share, 45,000,000
      shares authorized, 26,845,166 and 25,956,278 shares
      issued and outstanding, respectively                                  13,421           12,977
    Additional paid-in capital                                          38,042,335       37,542,279
    Accumulated deficit                                                (27,106,378)     (26,527,188)
                                                                       -----------      -----------
          Total stockholders' equity                                    10,949,378       11,028,068
                                                                       -----------      -----------
          Total liabilities and stockholders' equity                   $17,443,365      $17,732,288
                                                                       ===========      ===========

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

                                                               THREE MONTHS ENDED MARCH  31,
                                                            -----------------------------------

                                                                2000                  1999
                                                            -----------           -----------
Revenue                                                     $ 3,719,202           $ 4,825,934
Cost of revenue                                               2,203,547             2,531,898
                                                            -----------           -----------
Gross profit                                                  1,515,655             2,294,036

Sales and marketing expense                                     973,832             1,434,997
General and administrative expense                              811,572               944,821
Research and development expense                                232,684               394,126
                                                            -----------           -----------

                          Operating loss                       (502,433)             (479,908)

Interest expense                                                (79,655)             (145,005)
Interest income                                                   2,898                10,029
                                                            -----------           -----------

Loss before income taxes                                       (579,190)             (614,884)

Income tax benefit                                                   --                   --
                                                            -----------           -----------

Net loss                                                    $  (579,190)          $  (614,884)
                                                            ===========           ===========

Basic and diluted weighted average shares                    26,005,118            14,265,997
                                                            ===========           ===========

Basic and diluted loss per share                            $     (0.02)          $     (0.04)
                                                            ===========           ===========

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                               THREE MONTHS ENDED MARCH  31,
                                                            -----------------------------------

                                                                2000                  1999
                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (579,190)           $ (614,884)
                                                            ----------            ----------

    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
           Amortization expense                                171,584               204,623
           Depreciation expense                                139,313               138,346
           Inventory obsolescence credit                            --              (191,780)
           Provision for doubtful accounts                     (40,021)               20,077
           Changes in assets and liabilities:
                 Accounts receivable                           893,027              (680,709)
                 Inventories                                    22,840               827,498
                 Prepaid expenses and other current assets     (36,820)              (56,738)
                 Accounts payable                              (64,185)              320,119
                 Accrued expenses                              (62,329)              (41,374)
                                                            ----------            ----------
                       Total adjustments                     1,023,409               540,062
                                                            ----------            ----------
                             Net cash provided by (used in)
                              operating activities             444,219               (74,822)
                                                            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                      (14,952)             (113,761)
       Other                                                        --                (1,184)
                                                            ----------            ----------
                Net cash used in  investing activities         (14,952)             (114,945)
                                                            ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                          2,369,000                    --
      Payments on bank borrowings                           (2,516,000)                   --
      Issuance of common stock                                     500                    --
                                                            ----------            ----------
                Net cash used in financing activities         (146,500)                   --
                                                            ----------            ----------
Net increase (decrease) in cash                                282,767              (189,767)

Cash and cash equivalents at beginning of period                67,666             1,105,140
                                                            ----------            ----------

Cash and cash equivalents at end of period                  $  350,433            $  915,373
                                                            ==========            ==========

          See accompanying notes to consolidated financial statements.

                 NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The consolidated financial statements of Norland Medical Systems, Inc. and Subsidiaries (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, and included in the Company's Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)      BANK BORROWINGS

On August 10, 1999, the Company entered into a $2 million bank line of credit in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrues at a variable rate based on the prime rate plus 1.25%. Borrowings under the agreement are collateralized by the Company's assets. In connection with such agreement, the Company has granted to the bank warrants to purchase 20,000 shares of the Company's Common Stock at a price of $0.01 per share. As of March 31, 2000 and December 31, 1999, the Company had outstanding borrowings of $164,816 and $311,816 with interest accruing at 10.25% and 9.75% respectively.

(3)      INVENTORIES

As of March 31, 2000 and December 31, 1999 inventories consisted of the following:

                                                                    March 31, 2000           December 31, 1999
                                                                    --------------           -----------------
           Raw materials, product kits,
             spare parts and
             Sub-assemblies                                         $  1,888,657                 $2,093,351
           Work in progress                                              143,704                    380,511
           Finished goods                                              1,389,116                    420,455
           Inventory reserve                                            (650,000)                  (650,000)
                                                                    ------------                 ----------
                                                                    $  2,771,477                 $2,244,317
                                                                    ============                 ==========

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued):
(Unaudited)

(4)   CASH FLOWS

Cash paid for interest was $31,251 and $287,500 for the three months ended March 31, 2000 and 1999, respectively. Cash paid for income taxes was $3,169 and $950 for the three months ended March 31, 2000 and 1999, respectively.

In March 1999, income taxes receivable of $340,000 were reclassified to deferred income taxes and the Company elected to pay $4,310,000 of Note principal by the issuance of 11,122,580 shares of its Common Stock. During the first quarter of fiscal 2000, $200,000 of current deferred income taxes were reclassified to long term. On February 17, 2000, the Company exchanged 888,888 shares of its common stock (fair market value of $500,000) for a marketing credit of $500,000. The credit was utilized by the Company to purchase inventory through an affiliate, Bionix LLC.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2000 decreased $1,106,732 (22.9%) to $3,719,202 from $4,825,934 from the comparable period of 1999. The decrease in sales was the result of significantly decreased sales of the Company's DXA-based systems in the United States. Sales of complete bone densitometry systems represented 81.9% and 89.1% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

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

Norland's new musculoskeletal products include three models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in rehabilitation to improve mobility through the rebuilding of muscles. The diversification program includes another musculoskeletal product, the ORBASONE, a novel therapeutic device designed for use in pain management to treat joints, muscles and ligaments. The Company further expanded its product diversification program into urology by signing an agreement that provides Norland the exclusive U.S. distribution rights to a novel Lithotripsor. Sales of these new products are expected shortly, however there can be no assurance that the Company will sell a material quantity of such products.

Cost of revenue as a percentage of revenue was 59.2% and 52.5% for the three months ended March 31, 2000 and 1999, respectively, resulting in a gross margin of 40.8% for the three months ended March 31, 2000 compared to 47.5% for the comparable period of 1999. The gross margin for the first quarter of 1999 benefited from a $191,780 inventory obsolescence credit and by $240,000 in sales of refurbished demonstration systems, which had been carried at relatively low costs. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $461,165 (32.1%) to $973,832 for the three months ended March 31, 2000 from $1,434,997 for the three months ended March 31, 1999, and decreased as a percentage of revenue to 26.2% from 29.7%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense decreased $133,249 (14.1%) to $811,572 for the three months ended March 31, 2000 from $944,821 for the three months ended March 31, 1999 and increased as a percentage of revenue to 21.8% from 19.6%. The decrease was attributable to a reduction in professional fees.

Research and development expense decreased $161,442 (41.0%) to $232,684 for the three months ended March 31, 2000 from $394,126 for the three months ended March 31, 1999, and also decreased as a percentage of revenue to 6.3% from 8.2%. The decrease was primarily attributable to a reduction in personnel.

Interest expense decreased $65,350 (45.1%) to $79,655 for the three months ended March 31, 2000 from $145,005 for the three months ended March 31, 1999. Interest expense for both periods represents interest on the Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. The decrease was offset by borrowings under the Company's new credit facility during the three months ended March 31, 2000. Interest income in the three-month periods ended March 31, 2000 and 1999 consisted primarily of interest earned on the Company's cash balances. The decrease in interest income in the three-month period ended March 31, 2000 as compared to March 31, 1999 reflects the Company's reduced cash position.

For the quarter ended March 31, 2000 the Company did not recognize a benefit for income taxes on the loss before income taxes. Management believes that, it is more likely than not that future levels of income will be sufficient to realize all deferred tax assets, net of the valuation reserve.

The Company had a net loss of $579,190 ($0.02 per share based on 26,005,118 weighted average shares) for the three months ended March 31, 2000 compared to a net loss of $614,884 ($0.04 per share based on 14,265,997 weighted average shares) for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $67,666. At March 31, 2000, the Company had cash of $350,433. The increase in cash was primarily the result of the increased collection of accounts receivable.

At the present time, capital expenditures for the balance of 2000 are not expected to be significant. The Company's most significant cash needs are for the purchase of inventory associated with its diversification program. The Company may fund these purchases with equity, cash available from operations and or, other financing arrangements. There can be no assurance that the Company will be successful in obtaining such financing. In the first quarter of fiscal 2000 the Company funded $500,000 of inventory purchases through the issuance of its common stock.

The Company believes that its current cash position, together with cash flows from operations, and its bank credit facility will be adequate to fund the Company's operations for at least the next twelve months. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and launch new products through its diversification program. There can be no assurance that such program will be successful. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of bone densitometer inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases of parts and sub-assemblies. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables and selling its inventory of used bone densitometers

The nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates on future sales and product mix, the Company's ability to realize deferred tax assets as recorded, future capital expenditures and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement". The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's policy has been to manage its interest rate risks through use of a fixed rate debt. See Note 2 for a description of the Note payable. All items described are non-trading and are stated in U.S. dollars.

                                                    Expected Maturity Dates                                Fair Value
                                     -------------------------------------------------------               ----------
                                         2000     2001         2002      2003    Thereafter     Total       March 31,
                                         ----     ----         ----      ----    ----------     -----       ---------
                                                                                                              2000
                                                                                                              ----
CASH AND CASH EQUIVALENTS

Bank deposits-non interest bearing     $350,433                                             $  350,433    $  350,433

NOTE PAYABLE

Fixed interest rate -  6.5%                                 $1,250,000                      $1,250,000    $1,119,843

BANK BORROWINGS

Variable interest rate- 10.25%         $164,816                                             $  164,816    $  164,816

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The shareholders' class action settlement agreement (previously disclosed in the Company's annual report on Form 10-K, December 31, 1999) was approved by the U.S. District Court, as submitted, on March 30, 2000.

On March 31, 2000 the Company received a summons alleging patent infringement regarding the distribution of one of the Company's product lines. The Company is a distributor of the product and does not manufacture or assemble the product. The Company's distribution agreement with the manufacturer of the product provides indemnification to the Company from any claim of a third party arising from patent infringement. At this time the Company is unable to determine the merits of the summons and any possible outcome or impact on the Company, if any. The manufacturer has informed the Company that it intends to vigorously defend the claim. Sales of the product accounted for approximately 3.5% of the Company's revenue for the first quarter ended March 31, 2000.

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

              None

Item 5.  OTHER INFORMATION

              None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits furnished:

                      27   Financial Data Schedule

              (b)     Reports on Form 8-K:

              None

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORLAND MEDICAL SYSTEMS, INC.
                                  (Registrant)

Date: May 12, 2000                /s/  Reynald G. Bonmati
                                  ----------------------------
                                  Reynald G. Bonmati
                                  President

Date: May 12, 2000                /s/  Robert J. Larson
                                  ----------------------------
                                  Robert J. Larson
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX
-------------

NUMBER   DESCRIPTION
--------------------

27       Financial Data Schedule