Form 10-Q
period 2000-06-30
NORLAND MEDICAL SYSTEMS INC
filed 2000-08-11
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                              ----------------------------------------

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ____________________

Commission file number                   0-26206
                      ----------------------------------------------------------

                          NORLAND MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    06-1387931
----------------------------------------    ------------------------------------
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

                                 (914) 694-2285
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No / /

      As of August 10, 2000, 27,045,166 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

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


Title Page...................................................................1

Document Table of Contents...................................................2

Introduction.................................................................3

PART I   FINANCIAL INFORMATION...............................................4

Item 1.  Consolidated Financial Statements...................................4
         Consolidated Balance Sheets.........................................4
         Consolidated Statements of Operations...............................5
         Consolidated Statements of Cash Flows...............................6
         Notes to Consolidated Financial Statements..........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

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

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures..................................................................17

Exhibit Index...............................................................18

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


I N T R O D U C T I O N



THE STATEMENTS INCLUDED IN THIS REPORT REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY CAUTIONS THE READER THAT ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (i) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY THE COMPANY; (ii) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (iii) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PHYSICIANS; (iv) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (v) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET; (vi) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (vii) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (viii) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS;
(ix) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (x) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (xi) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES; (xii) THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES; (xiii) THE OUTCOME OF PENDING LITIGATION; (xiv) THE COMPANY'S EFFORTS TO DIVERSIFY ITS PRODUCT LINE AND (xv) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC FACTORS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. NOTHING CONTAINED IN THE REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROTECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                       June 30,
                                                                         2000         December 31,
                                                                      (unaudited)         1999
                                                                    --------------    ------------
ASSETS


Current assets:
    Cash and cash equivalents                                       $    232,453      $     67,666
    Accounts receivable - trade, less allowance for
       doubtful accounts of $301,000 and $351,000, respectively        1,874,082         2,517,583
    Inventories, net                                                   2,726,021         2,244,317
    Prepaid expenses and other current assets                             78,058           201,370
    Deferred income taxes                                                     --         1,690,755
                                                                    ------------      ------------
         Total current assets                                          4,910,614         6,721,691
                                                                    ------------      ------------

Property and equipment, net                                            1,078,014         1,175,947
Deferred income taxes, net                                                    --         2,279,086
Goodwill, net                                                                 --         7,555,564
                                                                    ------------      ------------

         Total assets                                               $  5,988,628      $ 17,732,288
                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Bank borrowings                                                 $    529,321      $    311,816
    Accounts payable - related parties                                   931,010           372,244
    Accounts payable - trade                                           1,621,719         2,218,639
    Accrued expenses                                                   1,572,538         1,633,641
    Accrued warranty expenses                                            445,000           530,000
    Unearned service revenue                                             430,331           387,598
    Interest payable                                                     135,738           143,720
                                                                    ------------      ------------
          Total current liabilities                                    5,665,657         5,597,658
                                                                    ------------      ------------

Note payable, net of discount                                          1,133,124         1,106,562

Stockholders' (deficit) equity:
    Common stock - par value $.0005 per share, 45,000,000
     shares authorized, 27,045,166 and 25,956,278 shares
     issued and outstanding, respectively                                 13,521            12,977
    Additional paid-in capital                                        38,167,235        37,542,279
    Accumulated deficit                                              (38,990,909)      (26,527,188)
                                                                    ------------      ------------
          Total stockholders' (deficit) equity                          (810,153)       11,028,068
                                                                    ------------      ------------

          Total liabilities and stockholders' (deficit) equity      $  5,988,628      $ 17,732,288
                                                                    ============      ============


          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------


Revenue                                         $  3,846,585      $  4,594,801      $  7,825,871      $  9,693,940
Cost of revenue                                    2,119,895         2,006,140         4,323,442         4,538,038
                                                ------------      ------------      ------------      ------------
Gross profit                                       1,726,690         2,588,661         3,502,429         5,155,902

Sales and marketing expense                        1,180,075         1,718,177         2,413,991         3,426,379
General and administrative expense                   860,371           873,095         1,671,943         1,817,916
Research and development expense                     146,786           372,803           379,470           766,929
Unusual charge                                     7,258,036                --         7,258,036                --
                                                ------------      ------------      ------------      ------------

               Operating loss                     (7,718,578)         (375,414)       (8,221,011)         (855,322)

Interest expense                                     (57,503)          (39,651)         (137,158)         (184,656)
Interest income                                        1,391             8,693             4,289            18,722
                                                ------------      ------------      ------------      ------------

Loss before income taxes                          (7,774,690)         (406,372)       (8,353,880)       (1,021,256)

Income tax expense                                 4,109,841                --         4,109,841                --
                                                ------------      ------------      ------------      ------------

Net loss                                        $(11,884,531)     $   (406,372)     $(12,463,721)     $ (1,021,256)
                                                ============      ============      ============      ============

Basic and diluted weighted average shares         26,979,232        20,332,175        26,492,176        17,315,843
                                                ============      ============      ============      ============

Basic and diluted loss per share                $      (0.44)     $      (0.02)     $      (0.47)     $      (0.06)
                                                ============      ============      ============      ============
















          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                             Six Months Ended June 30,
                                                                         -------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(12,463,721)     $ (1,021,256)
                                                                         ------------      ------------

       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Amortization expense                                               346,244           366,638
           Depreciation expense                                               289,456           267,016
           Unusual Charge                                                   7,258,036                --
           Inventory obsolescence credit                                           --          (791,780)
           Provision for doubtful accounts                                    (40,596)           11,167
           Deferred income  taxes                                           3,969,841          (340,000)
           Changes in assets and liabilities:
                 Accounts receivable                                          684,097          (668,468)
                 Inventories                                                   68,296           645,978
                 Income taxes receivables                                          --           340,000
                 Prepaid expenses and other current assets                    101,158            66,373
                 Accounts payable                                             (88,154)        1,442,253
                 Accrued expenses                                            (111,352)         (267,295)
                                                                         ------------      ------------

                       Total adjustments                                   12,477,026         1,071,882
                                                                         ------------      ------------
                           Net cash provided by operating activities           13,305            50,626
                                                                         ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                    (191,523)         (334,788)
       Other                                                                       --            (2,381)
                                                                         ------------      ------------
                Net cash used in  investing activities                       (191,523)         (337,169)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                                         3,669,000                --
      Payments on bank borrowings                                          (3,451,495)               --
      Issuance of common stock                                                125,500                --
                                                                         ------------      ------------
                Net cash provided by financing activities                     343,005                --
                                                                         ------------      ------------

Net increase (decrease) in cash                                               164,787          (286,543)

Cash and cash equivalents at beginning of period                               67,666         1,105,140
                                                                         ------------      ------------

Cash and cash equivalents at end of period                               $    232,453      $    818,597
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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)   BANK BORROWINGS

On August 10, 1999, the Company entered into a $2 million bank line of credit in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrues at a variable rate based on the prime rate plus 1.25%. Borrowings under the agreement are collateralized by the Company's assets. In connection with such agreement, the Company has granted to the bank warrants to purchase 20,000 shares of the Company's Common Stock at a price of $0.01 per share. As of June 30, 2000 and December 31, 1999, the Company had outstanding borrowings of $529,321 and $311,816 with interest accruing at 10.75% and 9.75% respectively. The line expired on August 11, 2000 and was repaid in full prior to its termination.

(3)   INVENTORIES

As of June 30, 2000 and December 31, 1999 inventories consisted of the following:


                                            June 30,2000       December 31, 1999
                                            ------------       -----------------
       Raw materials, product kits,
         spare parts and
         Sub-assemblies                      $ 1,316,814            $ 2,093,351
       Work in progress                          354,795                380,511
       Finished goods                          1,704,412                420,455
       Inventory reserve                        (650,000)              (650,000)
                                             -----------            -----------
                                             $ 2,726,021            $ 2,244,317
                                             ===========            ===========

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued):
(Unaudited)


(4)   CASH FLOWS

Cash paid for interest was $96,425 and $399,036 for the six months ended June 30, 2000 and 1999, respectively. Cash paid for income taxes was $3,169 and $950 for the six months ended June 30, 2000 and 1999, respectively.

In March 1999, income taxes receivable of $340,000 were reclassified to deferred income taxes and the Company elected to pay $4,310,000 of Note principal by the issuance of 11,122,580 shares of its Common Stock. During the first quarter of fiscal 2000, $200,000 of current deferred income taxes was reclassified to long term. On February 17, 2000, the Company exchanged 888,888 shares of its common stock (fair market value of $500,000) for a marketing credit of $500,000. The credit was utilized by the Company to purchase inventory through an affiliate, Bionix LLC

(5)   UNUSUAL CHARGE

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for ten consecutive quarters. Although the losses have declined substantially as a result of cost containment measures taken by the Company, gross revenues have continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 10% of gross sales) may be impacted in future periods due to pending FDA review of the product.

As a result of the above noted factors, Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill, and fully reserve against its deferred tax assets due to impairment. Such second quarter charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred taxes. The impairment was based on the excess of the carrying value of the assets over the assets' fair value. The fair value of the assets was generally determined as the estimates of future discounted cash flows from operations necessary to realize those assets.

(6)   ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for fiscal years beginning January 1, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company anticipates that the adoption of SAB 101 will have an insignificant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for ten consecutive quarters. Although the losses have declined substantially as a result of cost containment measures taken by the Company, gross revenues have continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 10% of gross sales) may be impacted in future periods due to pending FDA review of the product.

As a result of the above noted factors, Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill, and fully reserve against its deferred tax assets due to impairment. Such second quarter charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred taxes. The impairment was based on the excess of the carrying value of the assets over the assets' fair value. The fair value of the assets was generally determined as the estimates of future discounted cash flows from operations necessary to realize those assets.

Revenue for the six months ended June 30, 2000 decreased $1,868,069 (19.3%) to $7,825,871 from $9,693,940 from the comparable period of 1999. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 84% and 89% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Sales in the United States have been adversely affected by changes in the Medicare reimbursement rates for bone densitometry tests. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

With the osteoporosis market having remained flat for the past twelve months, especially in the U.S., and management's expectation that conditions in the osteoporosis market may not change in the short-term, the Company announced in November 1999 a product diversification program into musculoskeletal therapy systems. The Company launched the distribution of new lines of products in several musculoskeletal market segments, including sports medicine, pain management and rehabilitation. The Company is exploring other opportunities to distribute new products as part of its sales diversification program. There can be no assurance that the Company will be able to successfully distribute such products or any other new products and in fact, has had limited success to date.

Norland's new musculoskeletal products include three models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in rehabilitation to improve mobility through the rebuilding of muscles. The Company's diversification program includes another musculoskeletal product, the ORBASONE, a therapeutic device designed for use in pain management to treat muscles and ligaments. The Company further expanded its product diversification program into urology by signing an agreement that provides Norland the exclusive U.S. distribution rights to a Lithotripsor the GENESTONE 190. Sales of the new products have not met Company objectives during the six months ended June 30, 2000. The Company expects increased sales volume during the second half of 2000, however there can be no assurance that the Company will sell a material quantity of such products.

Cost of revenue as a percentage of revenue was 55.2% and 46.8% for the six months ended June 30, 2000 and 1999, respectively, resulting in a gross margin of 44.8% for the six months ended June 30, 2000 compared to 53.2% for the comparable period of 1999. The gross margin for the second quarter of 1999 benefited from a $791,780 inventory obsolescence credit and by $339,000 in sales of refurbished demonstration systems, which had been carried at relatively low costs. In addition, because the Company has certain fixed manufacturing costs each quarter, to the extent that revenues are lower in any given quarter, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $1,012,388 (29.6%) to $2,413,991 for the six months ended June 30, 2000 from $3,426,379 for the six months ended June 30, 1999, and decreased as a percentage of revenue to 30.8% from 39.3%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense decreased $145,973 (8.0%) to $1,671,943 for the six months ended June 30, 2000 from $1,817,916 for the six months ended June 30, 1999 and increased as a percentage of revenue to 21.4% from 18.8%. The decrease was principally attributable to a reduction in professional fees.

Research and development expense decreased $387,459 (50.5%) to $379,470 for the six months ended June 30, 2000 from $766,929 for the six months ended June 30, 1999, and also decreased as a percentage of revenue to 4.8% from 7.9%. The decrease was primarily attributable to a reduction in personnel.

Interest expense decreased $47,498 (25.7%) to $137,158 for the six months ended June 30, 2000 from $184,656 for the six months ended June 30, 1999. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. The decrease was offset by borrowings under the

Company's credit facility during the six months ended June 30, 2000. Interest income in the six-month periods ended June 30, 2000 and 1999 consisted primarily of interest earned on the Company's cash balances. The decrease in interest income in the six-month period ended June 30, 2000 as compared to June 30, 1999 reflects the Company's reduced cash position.

The Company had a net loss of ($12,463,721) ($0.47) per share based on 26,492,176 weighted average shares for the six months ended June 30, 2000 compared to a net loss of ($1,021,256) ($0.06) per share based on 17,315,843 weighted average shares for the six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenue for the three months ended June 30, 2000 decreased $748,216 (16.3%) to $3,846,585 from $4,594,801 from the comparable period of 1999. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 84.8% and 89.0% of total revenue for the three months ended June 30, 2000 and 1999, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 55.1% and 43.7% for the three months ended June 30, 2000 and 1999, respectively, resulting in a gross margin of 44.9% for the three months ended June 30, 2000 compared to 56.3% for the comparable period of 1999. The gross margin for the second quarter of 1999 benefited from a $600,000 inventory obsolescence credit and by $99,000 in sales of refurbished demonstration systems, which had been carried at relatively low costs. In addition, because Norland Corp. has certain fixed manufacturing costs each quarter, to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $538,102 (31.3%) to $1,180,075 for the three months ended June 30, 2000 from $1,718,177 for the three months ended June 30, 1999, and decreased as a percentage of revenue to 30.7% from 37.4%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense remained approximately the same decreasing $12,724 (1.5%) to $860,371 for the three months ended June 30, 2000 from $873,095 for the three months ended June 30, 1999 and increasing as a percentage of revenue to 22.4% from 19.0%.

Research and development expense decreased $226,017 (60.6%) to $146,786 for the three months ended June 30, 2000 from $372,803 for the three months ended June 30, 1999, and also decreased as a percentage of revenue to 3.8% from 8.1%. The decrease was primarily attributable to a reduction in personnel.

Interest expense increased $17,852 (45.0%) to $57,503 for the three months ended June 30, 2000 from $39,651 for the three months ended June 30, 1999. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The increase in interest expense reflects the reduced outstanding principal balance of the Note payable offset by borrowings under the Company's credit facility during the three months ended June 30, 2000. Interest income in the three-month periods ended June 30, 2000 and 1999 consisted primarily of interest earned on the Company's cash balances. The decrease in interest income in the three-month period ended June 30, 2000 as compared to June 30, 1999 reflects the Company's reduced cash position.

The Company had a net loss of $(11,884,531) ($0.44) per share based on 26,979,232 weighted average shares for the three months ended June 30, 2000 compared to a net loss of $(406,372) ($0.02) per share based on 20,332,175 weighted average shares for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $67,666. At June 30, 2000, the Company had cash of $232,453. The increase in cash was primarily the result of the increased collection of accounts receivable and bank borrowings.

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

The Company has experienced declining revenue for the last four consecutive quarters and operating losses for the last ten quarters. As a result, the Company's operations have been negatively impacted. The Company initiated two efforts to return to profitability. One, a product diversification program was launched during the first quarter of 2000. Two, during fiscal 1999 substantial efforts were made to reduce the Company's cost structure. Costs have been reduced but not to a level that would allow the Company to achieve profitability at the current revenue level. Sales of new products during the first six months ended June 30, 2000 have been below targeted levels and have not offset the decline in sales in the other product lines offered.

If sales volumes during the next six-month period continue at current levels the Company will sustain additional losses and require additional financing to remain a going concern. The Company is exploring financing alternatives, which may include additional equity issuances, bank financing and/or factoring of its current assets. The Company makes no representation that it will be successful in obtaining such financing.

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




                                                    Expected Maturity Dates                                Fair Value
                                     -------------------------------------------------------               ----------
                                         2000      2001      2002      2003    Thereafter       Total       June 30,
                                         ----      ----      ----      ----    ----------       -----       --------
                                                                                                              2000
                                                                                                              ----
CASH AND CASH EQUIVALENTS

Bank deposits-non interest bearing   $  232,453                                             $  232,453   $  232,453

NOTE PAYABLE

Fixed interest rate - 6.5%                                $1,250,000                        $1,250,000   $1,133,124

BANK BORROWINGS

Variable interest rate- 10.75%       $  529,321                                             $  529,321   $  529,321

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The shareholders' class action settlement agreement (previously disclosed in the Company's annual report on Form 10-K, December 31, 1999) was approved by the U.S. District Court, as submitted, on March 30, 2000.

On March 31, 2000 the Company received a summons alleging patent infringement regarding the distribution of one of the Company's product lines. The Company is a distributor of the product and does not manufacture or assemble the product. The Company's distribution agreement with the manufacturer of the product provides indemnification to the Company from any claim of a third party arising from patent infringement. At this time the Company is unable to determine the merits of the summons and any possible outcome or impact on the Company, if any. The manufacturer has informed the Company that it intends to vigorously defend the claim. Sales of the product accounted for approximately 2.6% of the Company's revenue for the six months ended June 30, 2000.

In the normal course of business, the Company is a party to lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2.  CHANGE IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc, was held on June 1, 2000.

(b) The following persons were elected as directors of the Company at the Annual Meeting: Jeremy Allen, James J. Baker, Reynald G. Bonmati, Michael
      W. Huber, Andre-Jacques Neusy and Albert Waxman.

(c)   The following matters were voted on at the Annual Meeting:

      (1) The proposal to elect the six persons named in Item 4 (b) as directors of the Company for the ensuing year was approved as follows:
          19,434,344 shares in favor of each candidate; 82,200 shares withheld for each candidate; no shares abstaining; and no broker non-votes.

      (2) The proposal to approve an amendment to the Company's Amended and restated 1994 Stock Option Plan increasing the aggregate number of shares for which Options may be granted from 2,250,000 to 3,000,000 was approved as follows: 19,428,048 shares for; 85,396 shares against; 3,100 shares abstaining; and no broker non-votes.

      (3) The proposal to approve and adopt the Company's 2000 Non-Employee Directors' Stock Option Plan was approved as follows: 19,407,524 shares for; 104,496 shares against; 4,524 shares abstaining; and no broker non-votes.

      (4) The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 2000 was approved as follows:
          19,497,195 shares for; 11,775 shares against; 7,574 shares abstaining; and no broker non-votes.

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


                                    NORLAND MEDICAL SYSTEMS, INC.
                                    (Registrant)



Date: August 11, 2000               /s/ Reynald G. Bonmati
                                    ------------------------
                                    Reynald G. Bonmati
                                    President



Date: August 11, 2000               /s/ Robert J. Larson
                                    ----------------------
                                    Robert J. Larson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Number   Description
------   -----------


27       Financial Data Schedule