Form 10-Q
period 2000-09-30
NORLAND MEDICAL SYSTEMS INC
filed 2000-11-13
CIK 946428

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 2000
                               ------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     --------------------

Commission file number                           0-26206
                       --------------------------------------------------------

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

                      106 Corporate Park Drive, Suite 106
                          WHITE PLAINS, NEW YORK 10604
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 694-2285
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

     As of November 6, 2000, 27,045,166 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                         NORLAND MEDICAL SYSTEMS, INC.
                        TABLE OF CONTENTS FOR FORM 10-Q
                                                                            PAGE

Title Page.................................................................  1

Document Table of Contents.................................................  2

Introduction...............................................................  3

PART I       FINANCIAL INFORMATION.........................................  4

Item 1.      Consolidated Financial Statements.............................  4
             Consolidated Balance Sheets...................................  4
             Consolidated Statements of Operations.........................  5
             Consolidated Statements of Cash Flows.........................  6
             Notes to Consolidated Financial Statements....................  7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  9

Item 3.      Quantitative and Qualitative Disclosures About Market Risks... 13

PART II      OTHER INFORMATION............................................. 14

Item 1.      Legal Proceedings............................................. 14

Item 2.      Changes in Securities......................................... 14

Item 3.      Defaults Upon Senior Securities............................... 14

Item 4.      Submission of Matters to a Vote of Security Holders........... 14

Item 5.      Other Information............................................. 14

Item 6.      Exhibits and Reports on Form 8-K.............................. 15

Signatures................................................................. 16

Exhibit Index.............................................................. 17

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

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                 September 30,  December 31,
                                                     2000           1999
                                                 -------------  ------------
                                                  (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                       $   82,886    $    67,666
  Accounts receivable--trade, less allowance for
   doubtful accounts of $301,000 and $351,000,
   respectively                                    1,560,941      2,517,583
  Inventories, net                                 2,558,327      2,244,317
  Prepaid expenses and other current assets          136,534        201,370
  Deferred income taxes                                  --       1,690,755
                                                 -------------  ------------
    Total current assets                           4,338,688      6,721,691
                                                 -------------  ------------
Property and equipment, net                        1,014,730      1,175,947
Deferred income taxes, net                                --      2,279,086
Goodwill, net                                             --      7,555,564
                                                 -------------  ------------
    Total assets                                  $5,353,418    $17,732,288
                                                 -------------  ------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Bank borrowings                                 $       --    $   311,816
  Accounts payable--related parties                1,047,607        372,244
  Accounts payable--trade                          1,826,202      2,218,639
  Accrued expenses                                 1,729,209      1,633,641
  Accrued warranty expenses                          445,000        530,000
  Unearned service revenue                           493,346        387,598
  Interest payable                                   133,807        143,720
                                                 -------------  ------------
    Total current liabilities                      5,675,171      5,597,658
                                                 -------------  ------------
Note payable, net of discount                      1,146,405      1,106,562

Stockholders' (deficit) equity:
  Common stock--par value $.0005 per share,
   45,000,000 shares authorized, 27,045,166
   and 25,956,278 shares issued and
   outstanding, respectively                          13,521         12,977
  Additional paid-in capital                      38,167,235     37,542,279
  Accumulated deficit                            (39,648,914)   (26,527,188)
                                                 -------------  ------------
    Total stockholders' (deficit) equity          (1,468,158)    11,028,068
                                                 -------------  ------------
    Total liabilities and stockholders'
     (deficit) equity                             $5,353,418    $17,732,288
                                                 =============  ============

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                          ------------------------   --------------------------
                              2000         1999          2000          1999
                          ----------   -----------   -----------   ------------
Revenue                   $2,824,507   $ 4,383,712   $10,650,378   $ 13,566,647
Cost of revenue            1,580,102     2,480,280     5,903,544      7,018,118
                          ----------   -----------   -----------   ------------
Gross profit               1,244,405     1,903,432     4,746,834      6,548,529

Sales and marketing
 expense                   1,079,394     1,298,470     3,493,385      4,214,044
General and
 administrative expense      627,710       627,976     2,299,653      2,445,892
Research and development
 expense                     137,732       306,507       517,202      1,073,436
Unusual charge                    --            --     7,258,036             --
                          ----------   -----------   -----------   ------------
    Operating loss          (600,431)     (329,521)   (8,821,442)    (1,184,843)

Interest expense             (50,289)      (45,083)     (187,447)      (229,739)
Interest income                1,381        11,451         5,670         30,173
                          ----------   -----------   -----------   ------------
Loss before income taxes    (649,339)     (363,153)   (9,003,219)    (1,384,409)

Income tax expense             8,668            --     4,118,507             --
                          ----------   -----------   -----------   ------------
Net loss                   $(658,007)   $ (363,153) $(13,121,726)   $(1,384,409)
                          ==========   ===========   ===========   ============
Basic and diluted
 weighted average shares  27,045,166    25,735,887    26,676,505     20,153,367
                          ==========   ===========   ===========   ============
Basic and diluted loss
 per share                 $   (0.02)     $  (0.01)     $  (0.49)     $   (0.07)
                          ==========   ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       2000              1999
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         (13,121,726)   $ (1,384,409)
                                                 --------------   --------------
    Adjustments  to reconcile net loss to net
     cash provided by (used in) operating
     activities:
       Amortization expense                            346,244         534,145
       Depreciation expense                            403,430         412,496
       Unusual Charge                                7,258,036              --
       Inventory obsolescence credit                        --        (791,780)
       Provision for doubtful accounts                 (50,000)          3,647
       Deferred income  taxes                        3,969,841        (340,000)
       Other                                            (8,871)         23,723
       Changes in assets and liabilities:
          Accounts receivable                        1,006,641        (693,141)
          Inventories                                  185,990         238,151
          Prepaid expenses and other current assets     64,835         319,510
          Accounts payable                            (392,437)      1,225,302
          Accrued expenses                             781,766        (563,411)
                                                 --------------   --------------
            Total adjustments                       13,565,475         368,642
                                                 --------------   --------------
              Net cash provided by operating
                 activities                            443,749      (1,015,767)
                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (242,213)       (315,826)
  Other                                                     --          (3,590)
                                                 --------------   --------------
      Net cash used in  investing activities          (242,213)       (319,416)
                                                 --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                     3,669,000         160,326
   Payments on bank borrowings                      (3,980,816)             --
   Issuance of common stock                            125,500         500,002
                                                 --------------   --------------
      Net cash used in financing activities           (186,316)        660,328
                                                 --------------   --------------
Net increase (decrease) in cash                         15,220        (674,855)
Cash and cash equivalents at beginning of period        67,666       1,105,140
                                                 --------------   --------------
Cash and cash equivalents at end of period           $  82,886    $    430,285
                                                 ==============   ==============

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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)  BANK BORROWINGS

On August10, 1999, the Company entered into a $2 million bank line of credit in which the Company made borrowings according to an accounts receivable based formula. Interest on the borrowings accrued at a variable rate based on the prime rate plus 1.25%. Borrowings under the agreement were collateralized by the Company's assets. In connection with such agreement, the Company granted to the bank warrants to purchase 20,000 shares of the Company's Common Stock at a price of $0.01 per share. As of September 30, 2000 and December 31, 1999, the Company had outstanding borrowings of $0 and $311,816 with interest accruing at 0% and 9.75% respectively. The line expired on August 11, 2000 and was repaid in full prior to its termination.

(3)  INVENTORIES

As of September 30, 2000 and December 31, 1999 inventories consisted of the following:


                                          SEPTEMBER 30,2000   DECEMBER 31, 1999
                                          -----------------   -----------------
   Raw materials, product kits,
    spare parts and Sub-assemblies           $1,478,844           $2,093,351
   Work in progress                             282,439              380,511
   Finished goods                             1,447,044              420,455
   Inventory reserve                           (650,000)            (650,000)
                                          -----------------   -----------------
                                             $2,558,327           $2,244,317
                                          =================   =================

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for eleven consecutive quarters. Although the losses have declined substantially as a result of cost containment measures taken by the Company, gross revenues have continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 10% of gross sales) have been impacted by FDA review of the product.

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

(6)  ACCOUNTING PRONOUNCEMENT

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for fiscal years beginning January 1, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash of $67,666. At September 30, 2000, the Company had cash of $82,886. The Company's current cash position is not sufficient to sustain the Company's current operating activities. If revenues do not increase the Company will become insolvent without additional funding.

The Company has experienced declining revenue for the last five consecutive quarters and operating losses for the last eleven quarters. As a result, the Company's operations have been negatively impacted. The Company initiated two efforts to return to profitability. One, a product diversification program was launched during the first quarter of 2000. Two, during fiscal 1999 substantial efforts were made to reduce the Company's cost structure. Costs have been reduced but not to a level that would allow the Company to achieve profitability at the current revenue level. Sales of new products during the first nine months ended September 30, 2000 have been below targeted levels and have not offset the decline in sales in the other product lines offered.

If sales volumes during the next six-month period continue at current levels the Company will sustain additional losses and require additional financing to remain a going concern. The Company is exploring financing alternatives, which may include additional equity issuances, a merger, sale or other divestiture of one or more of the Company's assets or product lines. The Company makes no representation that it will be successful in obtaining such financing.

The nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for eleven consecutive quarters. Although the losses have declined as a result of cost containment measures taken by the Company, gross revenues have continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 10% of gross sales) have been negatively impacted due to FDA review of the product.

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

Revenue for the nine months ended September 30, 2000 decreased $2,916,269 (21.5%) to $10,650,378 from $13,566,647 from the comparable period of 1999. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 83% and 89% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

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

Norland's new musculoskeletal products include three models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in rehabilitation to improve mobility through the rebuilding of muscles. The Company's diversification program includes another musculoskeletal product, the ORBASONE, a therapeutic device designed for use in pain management to treat muscles, tendons and ligaments. Sales of the Orbasone have been suspended pending FDA review of the product. The Company further expanded its product diversification program into urology by signing an agreement that provides Norland the exclusive U.S. distribution rights to a Lithotripsor the GENESTONE 190. Sales of the new products have not met
Company objectives during the nine months ended September 30, 2000.

Cost of revenue as a percentage of revenue was 55.4% and 51.7% for the nine months ended September 30, 2000 and 1999, respectively, resulting in a gross margin of 44.6% for the nine months ended September 30, 2000 compared to 48.3% for the comparable period of 1999. The gross margin for the third quarter of 1999 benefited from a $791,780 inventory obsolescence credit and by

$339,000 in sales of refurbished demonstration systems, which had been carried at relatively low costs. In addition, because the Company has certain fixed manufacturing costs each quarter, to the extent that revenues are lower in any given quarter, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $720,659 (17.1%) to $3,493,385 for the nine months ended September 30, 2000 from $4,214,044 for the nine months ended September 30, 1999, and increased as a percentage of revenue to 32.8% from 31.1%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense decreased $146,239 (6%) to $2,299,653 for the nine months ended September 30, 2000 from $2,445,892 for the nine months ended September 30, 1999 and increased as a percentage of revenue to 21.6% from 18%. The decrease was principally attributable to a reduction in professional fees.

Research and development expense decreased $556,234 (51.8%) to $517,202 for the nine months ended September 30, 2000 from $1,073,436 for the nine months ended September 30, 1999, and also decreased as a percentage of revenue to 4.9% from 7.9%. The decrease was primarily attributable to a reduction in personnel.

Interest expense decreased $42,292 (18.4%) to $187,447 for the nine months ended September 30, 2000 from $229,739 for the nine months ended September 30, 1999. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. The decrease was offset by borrowings under the Company's credit facility during the nine months ended September 30, 2000. Interest income in the nine-month periods ended September 30, 2000 and 1999 consisted primarily of interest earned on the Company's cash balances. The decrease in interest income in the nine-month period ended September 30, 2000 as compared to September 30, 1999 reflects the Company's reduced cash position.

The Company had a net loss of ($13,121,726) ($0.49) per share based on weighted average shares for the nine months ended September 30, 2000 compared to a net loss of ($1,384,409) ($0.07) per share based on 20,153,367 weighted average shares for the nine months ended September 30, 1999. The increase in the loss was principally attributable to the unusual charge previously described.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenue for the three months ended September 30, 2000 decreased $1,559,205 (35.6%) to $2,824,507 from $4,383,712 of the comparable period of 1999. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 81% and 89% of total revenue for the three months ended September 30, 2000 and 1999, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 56.0% and 56.6% for the three months ended September 30, 2000 and 1999, respectively, resulting in a gross margin of 44.0% for the three months ended September 30, 2000 compared to 43.4% for the comparable period of 1999.

Sales and marketing expense decreased $219,076 (16.9%) to $1,079,394 for the three months ended September 30, 2000 from $1,298,470 for the three months ended September 30, 1999, and increased as a percentage of revenue to 38.2% from 29.6%. The dollar decrease was primarily due to a reduction in sales volume.

General and administrative expense remained approximately the same decreasing $266 to $627,710 for the three months ended September 30, 2000 from $627,976 for the three months ended September 30, 1999 and increasing as a percentage of revenue to 22% from 14.3%.

Research and development expense decreased $168,775 (55.1%) to $137,732 for the three months ended September 30, 2000 from $306,507 for the three months ended September 30, 1999, and also decreased as a percentage of revenue to 4.9% from 7.0%. The decrease was primarily attributable to a reduction in personnel.

Interest expense increased $5,206 (11.5%) to $50,289 for the three months ended September 30, 2000 from $45,083 for the three months ended September 30, 1999. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The increase in interest expense reflects the reduced outstanding principal balance of the Note payable offset by borrowings under the Company's credit facility during the three months ended September 30, 2000. Interest income in the three-month periods ended September 30, 2000 and 1999 consisted primarily of interest earned on the Company's cash balances. The decrease in interest income in the three-month period ended September 30, 2000 as compared to September 30, 1999 reflects the Company's reduced cash position.

The Company had a net loss of $(658,007) ($0.02) per share based on 27,045,166 weighted average shares for the three months ended September 30, 2000 compared to a net loss of $(363,153) ($0.01) per share based on 25,735,887 weighted average shares for the three months ended September 30, 1999.

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

                                                                                                           FAIR VALUE
                                                  Expected Maturity Dates                                 ------------
                                    ----------------------------------------------------------              SEPTEMBER
                                       2000       2001       2002        2003      THEREAFTER    TOTAL      30, 2000
                                    ---------- ---------- ----------- ----------- ------------ ---------  ------------
CASH AND CASH EQUIVALENTS

Bank deposits-non interest bearing   $82,886                                                    $   82,886  $   82,886

NOTE PAYABLE

Fixed interest rate--6.5%                                   $1,250,000                          $1,250,000  $1,146,405

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The shareholders' class action settlement agreement (previously disclosed in the Company's annual report on Form 10-K, December 31, 1999) was approved by the U.S. District Court, as submitted, on March 30, 2000.

On March 31, 2000 the Company received a summons alleging patent infringement regarding the distribution of one of the Company's product lines. The Company is a distributor of the product and does not manufacture or assemble the product. The Company's distribution agreement with the manufacturer of the product provides indemnification to the Company from any claim of a third party arising from patent infringement. At this time the Company is unable to determine the merits of the summons and any possible outcome or impact on the Company, if any. The manufacturer has informed the Company that it intends to vigorously defend the claim. Sales of the product accounted for approximately 2.6% of the Company's revenue for the six months ended September 30, 2000.

On October 11, 2000 the Company received a "Warning Letter" from the Food and Drug Administration "FDA" concerning the labeling and marketing of the Company's Orbasone product. The Company formally responded to the FDA on October 18, 2000. Sales of the Orbasone (less than 10% of gross sales) have been suspended pending resolution of the matter.

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


                                    NORLAND MEDICAL SYSTEMS, INC.
                                    (Registrant)


Date: November 10, 2000             /S/  REYNALD G. BONMATI
                                    ------------------------
                                    Reynald G. Bonmati
                                    President

Date: November 10, 2000             /S/  ROBERT J. LARSON
                                    ----------------------
                                    Robert J. Larson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------

27       Financial Data Schedule