Form 10-K
period 2000-12-31
NORLAND MEDICAL SYSTEMS INC
filed 2001-04-16
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000          Commission File No. 0-26206

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of April 4, 2001 was $2,739,016 based on the price of the last reported sale on the OTC Bulletin Board.

         As of April 4, 2001 there were 30,433,509 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference to the Norland Medical Systems, Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS
                                                                           PAGE

INTRODUCTION.................................................................1

ITEM 1.     BUSINESS.........................................................1

ITEM 2.     PROPERTIES......................................................17

ITEM 3.     LEGAL PROCEEDINGS...............................................17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

ITEM 4A.    EXECUTIVE OFFICERS..............................................19
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................20

ITEM 6.     SELECTED FINANCIAL DATA.........................................20

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................22

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISKS....................................................29

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................30

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................52

ITEMS 10, 11, 12 and 13.....................................................52

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K........................................................53

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

                                     PART I

ITEM 1.  BUSINESS.

      Norland Medical Systems, Inc. and its subsidiaries (collectively, "Norland" or the "Company" or "NMS") develops, manufactures, sells and services a wide range of bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. Osteoporosis progresses as a symptomless disease characterized by bone loss and deterioration of the skeleton, leading to bone fragility and increased risk of fracture. According to the National Osteoporosis Foundation ("NOF"), 28 million Americans, 80% of whom are women, are affected by osteoporosis, and left unchecked, that number is predicted to increase to 41 million by 2015. Driven by the availability of new treatments for bone-related disorders, the Company is focusing on bringing affordable, state-of-the-art diagnostic technology directly into the physician's office in order to address a number of bone health issues.

      During the past three years, the Company has experienced aggregate losses of approximately $25,168,142 and has incurred a total negative cash flow of approximately $3,028,913 for the same three-year period. The Company does not currently have an operating line of credit. These matters raise doubt about the Company's ability to continue as a going concern. The Company has been pursuing an aggressive strategy of cost reduction and containment to make a profit on reduced sales. Operating expenses for example, for fiscal year 2000 have been reduced by over $6,800,000 or 48% from the amount incurred in fiscal year 1998. Primarily as a result of these cost savings, the operating loss in the fourth quarter of fiscal year 2000 was reduced to $157,507. The Company believes it has positioned itself to return to profitability in 2001 assuming it is able to reach its current sales volume. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing.

      In November 1999, the Company announced a product diversification program into musculoskeletal development and pain management which was extended to urology in February 2000. To penetrate these potentially large markets, Norland is launching the sale of new lines of products used in sports medicine, musculoskeletal development, pain management and urology. The Company has obtained exclusive distribution rights for certain products that are used to provide aid in musculoskeletal development, the management of pain associated with soft tissue and the treatment of kidney stones.

      On September 11, 1997, the Company purchased all of the outstanding stock of Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV"). Norland Corp. develops and manufactures bone densitometry systems based on dual-energy x-ray absorptiometry ("DXA") technology, which, since 1987, has been a standard for measuring bone mass reduction, one of the primary indicators of osteoporosis. Prior to September 11, 1997, Norland had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec Medizintechnik GmbH ("Stratec"), a former subsidiary of NMS BV which develops and manufacturers bone densitometry systems based on peripheral quantitative computed tomography ("pQCT") technology. As part of the acquisition of Norland Corp., Norland entered into a new exclusive Distribution Agreement with Stratec. This agreement became limited to the North American market on December 31, 2000.

      The Company's bone diagnostic product line has five types of bone densitometers comprised of seventeen models utilizing several different technologies. The Company manufactures and markets a line of traditional full size DXA-based bone densitometry products. The Excell, the Excell plus and the XR46 are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician's offices, where patients would benefit from timely and easy access to bone density testing and monitoring.

      The Company's peripheral x-ray line of bone densitometers consists of the Apollo DXA, the pDEXA and the Discovery systems, which are lower priced high performance portable systems based on DXA technology. The pDEXA, which scans the forearm, was the first desktop DXA-based system to receive FDA marketing clearance and the first system to receive FDA marketing clearance for use in fracture risk assessment. Sales of the pDEXA were discontinued as of January 1, 2001 as a result of the Company's development efforts and replaced with the Discovery, which is the forearm scanning successor to the pDEXA, which was introduced as a prototype in September 1999. The Apollo DXA, which performs scans of the heel in fifteen seconds, was introduced in May 1998.

      In June 1999, the Company acquired certain distribution rights for the C.U.B.A.Clinical ultrasound based bone measurement system that was developed by McCue Plc (the "C.U.B.A.Clinical") (Contact Ultrasound Bone

Analyzer). The C.U.B.A.Clinical uses technology to gently apply pressurized water-filled membranes to the patient's heel through which the velocity of sound and broad band ultrasound attenuation readings are measured and analyzed to assess the patient's calcaneus (heel bone). In January 2000, the FDA approved the C.U.B.A.Clinical for sale in the United States.

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

      In 1999, the Company announced a product diversification program into musculoskeletal development and pain management that started to generate modest sales in fiscal year 2000. The Company is also seeking additional new diversified products to distribute through its existing network of independent dealers, sales representatives and Company sales personnel. Pursuant to an October 1, 1999 sub-distribution agreement between the Company and Bionix L.L.C. (U.S.) ("Bionix") which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Galileo exercise systems in U.S. hospitals, clinics, group practices and private medical offices involved in sports medicine and physical therapy. The Galileo system features an efficient method of muscle strength development through mechanical stimulation. Pursuant to a separate sub-distribution agreement between the Company and Bionix dated October 1, 1999 which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Orbasone system within the U.S., subject to FDA market clearance. The Orbasone system which provides relief to patients from minor pain in soft tissue is targeted toward orthopedic surgeons, podiatrists, and pain management specialists.

      During 2000, the Company decided to expand its diversification program into urology. Pursuant to a sub-distribution agreement dated February 17, 2000 between the Company and Bionix, which runs through February 28, 2004, the Company obtained the right to exclusively distribute the Genestone 190 within the U.S. The Genestone 190 is a novel lithotripter used to treat kidney stones, which has received premarket approval from the FDA.

      The Company's Chairman controls Bionix. In addition a Company shareholder controls Stratec and Novotec Machinen GmbH, a German Corporation ("Novotec") and the manufacturer of the Galileo products.

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

      Osteoporosis is a "silent disease" and typically has no overt symptoms in its early stages. The first sign of osteoporosis is often bone fracture. Osteoporosis leads to increased risk of fracture, chronic pain and immobility, usually at the hip, forearm or spine. As indicated above, the National Osteoporosis Foundation (NOF) estimates that osteoporosis affects more than 28 million people in the United States (80% of whom are women), a number which, if unchecked, is predicted to increase to 41 million by 2015. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. Hip fractures produce the most serious consequences. According to the NOF, there are more than 300,000 hip fractures per year in the United States and 50% of hip fracture patients never walk independently again. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, a majority of which are of the spine and hip, and that annual direct medical expenditures for osteoporosis and associated fractures is $13.8 billion, a figure that is expected by the NOF to increase to $62 billion by the year 2020.

      Until recently, osteoporosis was thought to be an inevitable and untreatable consequence of aging. The Company believes that the recent availability of more effective drug therapies, the aging of the population and an increased focus on women's health issues and preventive medical practices have created a growing awareness among patients and physicians that osteoporosis is in many cases a disease which can be treated.

      THERAPIES
      The Company believes that the historic limitations of treatment options in the United States contributed to a low level of demand for the diagnosis of osteoporosis and other bone disorders. Until 1995, available therapies for osteoporosis were limited. Most were classified as anti-resorptive and were designed to maintain bone mass by decreasing the effective rate of bone resorption. There was no scientific proof that they promoted bone formation. Such therapies included the taking of drugs such as calcitonin and first-generation bisphosphonates, or a hormone replacement regime using estrogen supplements. In the United States, available therapies were limited to calcitonin, estrogen and over-the-counter calcium and vitamin D supplements; and only two therapies, calcitonin and estrogen, were approved specifically as therapies for bone disorders. However, women's concerns regarding possible complications relating to the prolonged use of hormone replacement therapy using estrogen and the availability of calcitonin only in injectable form contributed to low patient acceptance of these drugs.

      In September 1995, the FDA approved the drug Fosamax for the treatment of established osteoporosis in post-menopausal women. Fosamax, developed by Merck & Co., Inc. ("Merck"), is a second-generation bisphosphonate that acts by coating the bone surface and inhibiting bone resorption. Fosamax was shown in clinical trials to increase bone density without significant adverse side effects. Other therapies approved by the FDA in 1995 to treat osteoporosis include Miacalcin, an intra-nasal formulation of calcitonin developed by Novartis, and Premarin MPA, a one-tablet hormone replacement therapy combining estrogen and progestin developed by Wyeth-Ayerst Laboratories.

      Merck's Fosamax was originally approved only for the treatment of patients with established osteoporosis. In April 1997, the FDA expanded the permitted use of Fosamax to include the prevention of osteoporosis. In December 1997, Eli Lilly & Company received FDA approval for its new osteoporosis drug, Evista, a selective estrogen receptor modulator. Drugs of this type are currently being studied for their selective ability to act like estrogen in certain tissues but not in others. Actonel (risedronate), a new generation of bisphosphonate developed by Proctor & Gamble, was approved by the FDA in March 2000.

      The Company believes that worldwide there are more than 50 pharmaceutical and biotechnology companies with programs to develop new therapies for osteoporosis, some of which are in late-stage clinical trials. Therapeutic products under development include new anti-resorptive agents and bone-formation stimulators.

      The Company believes that advances in treatment options for osteoporosis will increase the demand for the diagnosis and monitoring of osteoporosis and other bone disorders. Merck and other pharmaceutical companies have launched extensive educational and marketing campaigns targeting gynecologists and family practice physicians to promote education and awareness of the fact that osteoporosis is now a treatable disease. Patients and physicians will become increasingly aware of the importance of early diagnosis and treatment of osteoporosis. The Company believes that as this awareness increases, more people will be tested for osteoporosis and that primary care providers such as gynecologists and family practice physicians will play a key role in providing such tests.

      DIAGNOSIS AND MONITORING OF OSTEOPOROSIS
Typically, there are no overt symptoms of early stage osteoporosis. Diagnostic efforts have focused on an individual's propensity for fracture by determining bone mass and comparing it to normal healthy and age-related reference populations, as well as monitoring bone mass over time for changes. Absorptiometry is the primary technique for measuring bone mass and is based on the principle that bone absorbs radiation at a different rate than does soft tissue. The inner trabecular region, which is a lattice-like structure crucial to the maintenance of bone strength, absorbs radiation at a rate different from the cortical region of the bone, enabling systems capable of separately measuring cortical and trabecular bone to more effectively assess biomechanical soundness.

      There are a number of different types of technologies that can be used to assess bone mineral status. Single photon absorptiometry ("SPA") uses a single energy radioactive source and has limited ability to measure bone in complex body regions. Dual photon absorptiometry ("DPA") reduces measurement error through complex body regions by using a dual-energy radioactive source. X-ray-based systems provide improved precision, faster scan times and lower operating costs as compared to single and dual photon absorptiometry and have largely replaced SPA and DPA technology. Single-energy x-ray absorptiometry ("SXA") technology replaces the radioactive source with a single energy X-ray source. DXA, which has become the standard for bone mass analysis, uses a dual-energy X-ray source. Radiographic absorptiometry ("RA") measures bone density from two X-ray images of the hand. Although it does not require a dedicated bone densitometry system since it uses traditional X-ray equipment, RA does not provide point of care measurement of bone density, as the radiographs have to be sent out to a laboratory for interpretation. All of these technologies produce only two-dimensional (planar) measurements. Quantitative computed tomography ("QCT") is capable of separate, three-dimensional measurement of cortical and trabecular bone, providing volumetric density and allowing more precise assessment of the biomechanical soundness of the bone. Ultrasound technology measures the velocity of sound and broad band attenuation. Ultrasound has recently been improved to the point that it has gained acceptance as a viable technology to assess bone at peripheral sites. IN VITRO diagnostic testing (biochemical markers) measures the level of certain byproducts in body fluids to determine the rate of bone resorption and bone formation. However, these tests do not provide information about bone mass or bone structure and cannot be used independently to diagnose osteoporosis or assess fracture risk. Nevertheless, Company believes that biochemical marker testing may complement bone densitometry in monitoring the effectiveness of drug therapies.

PRODUCTS

BONE DENSITOMETRY PRODUCTS
      The Company believes it markets the broadest line of bone densitometers available today with a wide range of price points and capabilities to satisfy diverse customer needs. The Company currently offers five product types comprised of 17 models. The following is a description of each of the Company's product types and primary models.

      1. PERIPHERAL DXA-BASED SYSTEMS
      The Apollo DXA, the pDEXA and the Discovery are the Company's peripheral DXA-based systems. These affordable, easy-to-use systems are designed for physician's offices, small clinics and other settings beyond large hospitals and clinics, including pharmacies and other consumer environments. Like the much larger traditional DXA systems, they measure bone mass and compare it to a normal reference population. However, the peripheral systems measure only specific bone sites such as the heel and forearm that correlate well to hip and spine measurements, enabling them to be more compact, and, therefore, more affordable than traditional DXA systems.

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

      The Discovery, developed as a prototype in September 1999, is based on the pDEXA, which was the first system to bring DXA-based technology to the desktop. The Discovery and the pDEXA measure the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The software used in the devices measure bone mineral content ("BMC") and BMD as well as make comparisons to normal reference populations and to the patient's prior examinations. They also provide skeletal images of the region of interest as well as graphical presentations of the results. In January 1998, the pDEXA became the first bone densitometry system to receive FDA approval of a Fracture Risk Assessment Option.

      2. TRADITIONAL DXA SYSTEMS
      The traditional DXA-based bone densitometers marketed by the Company are the compact Excell and Excell plus and the full size XR46. The target market for these systems is hospitals, clinics and large physician group practices. With its low price relative to other traditional systems, the Excell and Excell plus can also be attractive to primary care physicians. Each system is capable of performing axial (hip and spine) and peripheral scans. The XR46 also performs full body scans. All three systems measure BMD and BMC and make comparisons to reference populations and to the patient's prior examination. Price and service are the primary competitive factors among DXA products offering similar basic capabilities.

      3. PQCT - CLINICAL SYSTEMS
      The XCT line of systems brings a unique type of bone densitometer based on pQCT technology to the market. Unlike DXA-based densitometers, pQCT systems permit separate, three-dimensional measurement of cortical and trabecular bone by taking multiple images in a 360-degree rotation around the scanned limb, providing true volumetric density and allowing more precise assessment of biomechanical soundness of the bone. The ability to measure trabecular bone precisely also permits detection over short periods of time of minute changes in bone, indicating changes in metabolic status. The pQCT systems use the same miniaturized low-radiation X-ray source as the pDEXA. The pQCT-based XCT 2000 scans the forearm and is marketed to hospitals, including pediatric care hospitals that require a device capable of measuring changes in smaller bones, clinics and private practices. The pQCT-based XCT 3000 can also scan the tibia and the femur and is capable of three-dimensional measurement of the entire femoral neck, providing more precise assessment of hip fractures and monitoring of implants following hip replacements.

      4. RESEARCH SYSTEMS
      The Company markets a series of pQCT-based research scanners: the XCT Research SA, the XCT Research SA PLUS, the XCT Research M, the XCT Research M PLUS and the XCT 3000 Research, for research involving laboratory animals, the XCT Microscope, and the XCT Fan Beam m-Scope for research IN VITRO at a maximum resolution of 15 microns. The Company also markets the Sabre, a DXA-based system for research with small laboratory animals.

      5. PERIPHERAL ULTRASOUND SYSTEMS
      The Company has distribution rights in North America and certain other countries for the C.U.B.A.Clinical dry ultrasound system, pursuant to an agreement with McCue Plc the company that developed the system. The C.U.B.A.Clinical measures the velocity of sound and broadband ultrasound attenuation at the heel. In January 2000, the FDA approved the C.U.B.A. Clinical system for sale in the United States. As with peripheral x-ray systems, the target market for the C.U.B.A.Clinical is physician's offices.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS
      In 1999, the Company announced a product diversification program into musculoskeletal development that started generating modest sales in fiscal year 2000. Pursuant to an October 1, 1999 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Galileo series of products to U.S. hospitals, clinics, group practices and private medical offices involved in sports medicine and physical therapy for a four-year period. The products are made by Novotec and sold to Bionix according to a distribution agreement. The Company's Chairman controls Bionix and a Company shareholder controls Novotec.

      The Galileo 2000, 900, XS and 100 systems are devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 20 to 25 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 25 times per second. The Galileo systems target the leg and lower back (Galileo 2000, XS and 900), the arm and shoulder muscles (Galileo
I00). Based on its larger size, the Galileo 2000 has the potential for a more robust exercise routine, than the Galileo 900 and XS systems.

PAIN MANAGEMENT SYSTEMS

      In 1999, the Company announced a product diversification program into pain management systems that began generating modest sales of such products in fiscal year 2000. Pursuant to an October 1, 1999 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Orbasone system within the U.S. for a four-year period. The Orbasone is made by MIP GmbH, a Swiss Corporation ("MIP") and exclusively sold to Bionix according to a distribution agreement. The Orbasone was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. The Orbasone delivers energy waves that provide relief to patients from minor pain in soft tissues at the treatment site, which is typically, the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist. On June 21, 2000, the FDA informed MIP that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing.

LITHOTRIPSY SYSTEMS

      In fiscal year 2000, the Company further expanded its product diversification program into urology. Pursuant to a February 17, 2000 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Genestone 190 System within the U.S. for a four-year period. The Genestone 190 is made by Genemed GmbH, a Swiss Corporation ("Genemed") and exclusively sold to Bionix according to a distribution agreement. The Genestone 190 has obtained premarket approval from the FDA and therefore may be sold in the U.S. It is a compact lithotripter used by urologists to treat kidney stones. It uses shock wave technology to fragment upper urinary tract stones such as renal calyceal stones, renal pelvic stones and upper ureteral stones. Its relative low cost and transportability makes it suitable for private urology practices, community hospitals and mobile services. The Company did not sell any Genestone systems during fiscal year 2000.

PRODUCT DEVELOPMENT

      The Company focuses its product development on DXA-based bone densitometry systems. At March 31, 2001, the Company had 5 persons engaged in research and development who were all devoted to software development. Product development work with respect to other bone densitometry systems, musculoskeletal development products and pain management systems are performed by the companies (McCue Plc, Stratec, Novotec, Genemed and MIP) that supply the Company with their respective products.

SALES AND MARKETING

      The Company currently employs five regional sales managers, two who cover the United States and three of whom cover Europe, the Middle East and Asia (other than the Pacific Rim), Latin America and the Pacific Rim, respectively. The Company's customers are primarily third party dealers and distributors. The Company also sells directly to end-users in those markets where the Company does not have third party dealers or distributors. The Company typically uses an exclusive dealer, independent representative or distributor to cover one or more states, a single country or portions thereof. Each Company regional sales manager is responsible for the support and supervision of several dealers, distributors and independent representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. In 1997, the Company opened small sales offices in London, from which the regional manager for Europe, Africa and the Middle East operates, and Singapore, where the regional manager for the Pacific Rim operates. The Company intends to expand its network of U.S. third party dealers, distributors and independent representatives to exploit the country's large market of gynecologists and primary care physicians, and to its sales in the hospitals, imaging and mammography center markets. As part of such expansion, distribution agreements were signed with Cooper Surgical, Inc. in November 2000 and with Marconi Medical System, Inc. in January 2001.

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

      The Company sold products in 46 countries in fiscal year 2000. For a more detailed breakdown of the Company's 2000 sales by geographic territory, see Note 14 to the Company's consolidated financial statements included in Item 8 of this Report.

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

      Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Company, Stratec and McCue Plc have sufficient manufacturing capacity to supply the Company's product needs for at least the next twelve months.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS
     The Galileo products marketed by the Company were developed and manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Galileo products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotec.

     Some components are manufactured in accordance with specifications that are specific to the Galileo products and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the

Company. The Company believes that Novotec has sufficient capacity to supply the Company's need for Galileo products for at least the next 12 months.

PAIN MANAGEMENT SYSTEMS
      The Orbasone system was developed by MIP and is manufactured for MIP under a contractual arrangement by Nippon Infrared Industries Co., Ltd. (Japan), which has its manufacturing facilities in Tokyo, Japan. Manufacturing consists primarily of testing components, final assembly and quality assurance testing. If and when the Orbasone receives market clearance, the Company will be dependent on MIP to provide manufactured Orbasone systems in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in MIP or Nippon Infrared Industries Co., Ltd.

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

LITHOTRIPSY SYSTEMS
      The Genestone 190 System was developed by Genemed and manufactured for Genemed under a contractual agreement by Kimchuk, Inc. which has its manufacturing facilities in Connecticut. Manufacturing consists of primarily testing of components, final assembly and quality assurance testing. The Company depends upon Genemed to provide manufactured Genestone 190 systems in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in Genemed or Kimchuk, Inc.

      Some components are manufactured in accordance with specifications that are specific to the Genestone 190 and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. The Company believes that Genemed has sufficient manufacturing capacity to supply the Company's product needs for at least the next twelve months.

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

      The Company has no obligation to provide any other services to its third party dealers or distributors or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party dealers, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. On April 1, 2000, the Company signed a service agreement with Marconi Medical Systems, Inc. ("Marconi"). Under the agreement, Marconi will augment the Company's network servicing its traditional DXA systems which consists of the Company's service employees and third party service representatives. The Company also offers training at customer locations and the Company's facilities to end-user customers, third-party dealers and service technicians.

DISTRIBUTION AGREEMENTS

STRATEC
      On October 1, 1999, the Company and Stratec agreed to terminate their September 11, 1997 distribution agreement and enter into a new arrangement. Stratec and Bionix entered into a distribution agreement dated October 1, 1999 granting Bionix the right to exclusively distribute Stratec products in North and Latin America. Bionix and the Company also entered into an exclusive sub-distribution agreement with respect to the sale of Stratec products in North and Latin America through September 30, 2003. Under terms of the sub-distribution agreement, the Company may purchase Stratec products at a fixed percentage discount from the product's actual sales price to the customer. As a result of a lack of sales of pQCT systems in Latin America, the sub-distribution agreement was limited to North America on December 31, 2000. Stratec markets its pQCT systems outside of North America through other distributors.

MCCUE
      The Company and McCue entered into a distribution agreement dated June 17, 1999 granting the Company the right to exclusively distribute the C.U.B.A.Clinical ultrasound system in North America and certain countries in Europe, the Pacific Rim and the Middle East. Under terms of the five-year agreement, there are non-binding sales targets. In addition, in the event that the Company does not purchase a specified minimum number of C.U.B.A.Clinical devices in any twelve-month period starting in January 2001, McCue has the right to make the Company's distribution rights in North America non-exclusive.

BIONIX
      The Company and Bionix also entered into two exclusive sub-distribution agreements dated October 1, 1999 with respect to the Orbasone and Galileo systems/products and into an exclusive sub-distributor agreement dated February 17, 2000 with respect to the Genestone 190, each of which products are sold through Bionix pursuant to its distribution agreements with the third party manufacturers. Under the terms of the four-year sub-distribution agreements, the Company may purchase products from Bionix at a fixed percentage discount from contractually stated selling prices with a mechanism to periodically adjust the contractual selling prices.

COMPETITION

BONE DENSITOMETRY PRODUCTS
      The bone densitometry systems market is highly competitive. Several companies have developed or are developing bone densitometers or other devices that compete or will compete with products marketed by the Company. Many of the Company's existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company's primary competitors for the sale of bone densitometry systems are General Electric, Hologic, Inc. ("Hologic"), Aloka, Diagnostic Medical Systems and OSI Systems. These companies have products that compete directly with the products marketed by the Company. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with those marketed by the Company, including alternatives to absorptiometry such as ultrasound and IN VITRO diagnostics. Such competitors may succeed in developing products that are more functional or less costly than those sold by the Company and may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this or any other market.

      The ultrasound market is particularly competitive. There are approximately 20 other companies, including General Electric and Hologic, that are marketing ultrasound bone assessment systems outside the United States. In addition, General Electric and Hologic have FDA approval to market their ultrasound systems in the United States.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS
      The Galileo products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the Galileo products. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

      The Company's primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. The Company believes that the present design of the Galileo products should be enhanced to better suit the requirements of the U.S. market. There can be no assurance that Novotec can or will improve the product design, nor that the Company's competitors will fail to develop and market products that make use of the Galileo's novel approach or that are lower priced or better performing as compared to the Galileo products. In addition, there is a risk that the patents that have been applied for by the owner of Novotec regarding Galileo products will not be issued.

      The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience and safeness of use, quality of service and price. The Company is using its initial product marketing efforts to assess the competitiveness of the Galileo products, which the Company recently introduced to the U.S. market.

PAIN MANAGEMENT SYSTEMS
      The pain management systems market is highly competitive. Several companies have developed or are developing devices that compete or will compete with the Orbasone. Many of the Company's competitors existing and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Orbasone. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

      The Company's primary competitors for the sales of pain management systems are HealthTronics, Inc., Domier MedTech, Storz Medical, Siemens AG and MTS Medical Technologies & Services GmbH. These companies have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Orbasone was classified in August 1998 as a Class I therapeutic vibrator (21CFR ss.890.5975) exempt from the 510
(k) requirements of the Federal Food, Drug and Cosmetic Act. However, on June 21, 2000, the FDA informed MIP that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS
      As with general exercise equipment which requires no professional supervision, the Galileo series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payors.

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

      Medical devices are classified as either Class I, II, or III based on the risk presented by the device. Class I devices generally do not require review and approval or clearance by the FDA prior to marketing in the U.S. Class II devices generally require premarket clearance through the Section 510(k) premarket notification process, and Class III devices generally require premarket approval through the lengthier premarket approval application ("PMA") process. Norland markets Class I, II, and III devices. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must determine whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information is needed to demonstrate substantial equivalence. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not previously called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the
Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the
Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new
Section 510(k) or PMA submissions.

      The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans, except for the C.U.B.A.Clinical ultrasound densitometer for which the manufacturer, McCue Plc, has received FDA premarket approval. The pain management devices (Orbasone) marketed by the Company in the U.S. was classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA determined that it erred in its classification of the Orbasone and the Company suspended marketing of the Orbasone. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing. The Galileo musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. The manufacturer of the Genestone 190 lithotripter, Genemed, has received FDA pre-market approval for the Genestone 190.

      All entities, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with QSR requirements. Manufacturers must continue to expend time, money and effort to ensure compliance with QSR requirements. The FDA also requires that medical device manufacturers undertake post-market reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations concerning marketing of devices for indications or uses that have not been cleared or approved by the FDA.

      The Company's products also are subject to regulatory requirements for electronic products under the Radiation Control for Health and Safety Act of 1968. The FDA requires that manufacturers of diagnostic x-ray systems comply with certain performance standards, and record keeping, reporting, and labeling requirements.

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

BACKLOG

      Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 2000 and 1999 totaled approximately $835,000 and $980,000, respectively. The Company's ability to ship products depends on its production capacity and that of the other manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

EMPLOYEES

      At April 9, 2001, the Company had 52 employees, of whom 9 were engaged in direct sales and marketing activities and 9 were engaged in manufacturing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2.  PROPERTIES

      The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The lease expires on July 31, 2003. The Company also leases approximately 28,500 square feet of space in Fort Atkinson, Wisconsin pursuant to two separate leases. One lease with respect to 18,000 square feet expires on August 31, 2006, and the second lease with respect to the remaining 10,500 square feet expires on June 30, 2002. The Company uses this space for manufacturing, research and development, sales and marketing, customer services, administration and warehousing and considers the facilities to be well maintained and adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

      WESLEY D. JOHNSON AND PAMELA S. T. JOHNSON V. REYNALD G. BONMATI, KURT W. STREAMS AND NORLAND MEDICAL SYSTEMS, INC. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's

Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs sought compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. On or about December 23, 1999, the parties executed a Stipulation of Settlement which provides for a settlement of $1.7 million, to be funded solely by the Company's directors and officer's insurance carrier. The United States District Court approved this Stipulation of Settlement at a March 30, 2000 hearing, this case is now settled without any additional liability to the Company.

      In addition, in the normal course of business, the Company is named as defendant in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A.   EXECUTIVE OFFICERS

      The Company's current executive officers are as follows:


                        Age as of
Name                    April 9, 2001                 Position
----                    -------------                 --------

Reynald G. Bonmati        53           Chairman of the Board; President; and
                                       Treasurer

Richard L. Rahn           49           Vice President, Finance; and Secretary

Terry Pope                49           Vice President, General Manager--Fort
                                       Atkinson Facility; and Assistant
                                       Secretary

Ralph J. Cozzolino        54           Vice President, Sales and Marketing

      MR. BONMATI has served as a Director of the Company since its formation in December 1993 and has served as Chairman of the Board, President and Treasurer of the Company since January 1994. Mr. Bonmati has served as President of Novatech Resource Corporation, a private investment firm, since its formation in 1981, as President of Bones, LLC, a private investment firm, since its formation in 1997, and as President of Bionix LLC, an importer of medical and non-medical devices since its formation in 1998. Mr. Bonmati received BS and MS degrees from the Institut National Superieur de Chimie Industrielle, France, an MS degree from the Ecole Nationale Superieure du Petrole et des Moteurs and an MBA from the University of Paris, France.

      MR. RAHN joined the Company in September of 2000 and has served as Controller/Vice President Finance and Secretary. From 1997 until he joined Norland Mr. Rahn was Controller/CFO for Power Proxy Adhesives, a developer, manufacturer and distributor of epoxy adhesives. Mr. Rahn also served as Controller/CFO for Ortho-Kinetics, Inc., a multinational manufacturer of durable medical equipment from 1989 to 1995 and from 1995 to 1997 for S. J. Brown, a designer, manufacturer and seller of point of purchase displays. Mr. Rahn received his BBA degree from University of Wisconsin Whitewater and is CPA certified.

      MR. POPE joined the Company in February 1999 and has served as Vice President, General Manager--Fort Atkinson Facility, since October 1999. From 1996 until he joined Norland as Service Manager, Mr. Pope was Service Manager for Dynapro Thin Films, a manufacturer and servicer of touch screen systems and electronic controls. From 1991 to 1996 he was also Service Manager for Source 7, a service and maintenance provider for nuclear medicine and other medical systems. Mr. Pope holds a BA in business from Lakeland College.

      MR. COZZOLINO has served as Vice President, Sales for North America since October 1998. From May 1996 to September 1998, Mr. Cozzolino was the Company's Regional Sales Manager for the eastern United States and Canada. From January 1995 to April 1996, Mr. Cozzolino was Vice President, Operations and Sales, of World Technologies, Inc., a manufacturer of PC-based imaging equipment. Prior to 1995, he was National Sales Manager of Luxor Corporation, a manufacturer of surgical lasers. Mr. Cozzolino received his MA degree from New York University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "NRLD". Prior to September 23, 1998, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods.

PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 1999:


                       HIGH     LOW
                       ----     ---

First Quarter         $0.50    $0.19
Second Quarter         0.66     0.31
Third Quarter          0.88     0.41
Fourth Quarter         0.69     0.31


PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2000:

                       HIGH     LOW
                       ----     ---

First Quarter         $1.03    $0.41
Second Quarter         0.69     0.38
Third Quarter          0.50     0.22
Fourth Quarter         0.31     0.09

      As of April 9, 2001 there were approximately 75 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

      The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's policy has been to reinvest any earnings in the continued development and operations of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

      The Company began operations in January 1994 as the exclusive distributor throughout much of the world for the bone densitometry products developed and manufactured by Norland Corp. and Stratec. The Company acquired Norland Corp. from NMS BV on September 11, 1997. A Company shareholder controls Stratec. Certain of the Company's stockholders control NMS BV. The Company has no ownership interest in NMS BV or Stratec.

      The financial data as of December 31, 2000 and 1999 and for the periods ended December 31, 2000, 1999, and 1998 has been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with such financial statements and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included at Item 7 of this Report.


                                                                       NORLAND MEDICAL SYSTEMS, INC.
                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                   1996(1)         1997(2)           1998           1999            2000
STATEMENT OF OPERATIONS DATA:
Revenue .....................................   $ 24,326,134   $ 20,530,376    $ 14,384,491    $ 17,798,035    $ 13,402,823
Cost of revenue .............................     15,709,420     15,568,876       8,888,947       9,549,677       7,596,306
                                                ------------   ------------    ------------    ------------    ------------
  Gross profit ..............................      8,616,714      4,961,500       5,495,544       8,248,358       5,806,517

Sales and marketing expense .................      3,756,391      5,635,469       6,711,653       5,482,817       4,231,221
General and administrative expense ..........      1,900,598      4,688,132       5,690,071       3,377,520       2,701,889
Research and development expense ............        271,917        749,847       1,889,583       1,325,116         564,771
In-process research and development charge ..              0      7,900,000               0               0               0
Non-recurring charges .......................        397,697      7,228,287         400,000               0       7,258,036
                                                ------------   ------------    ------------    ------------    ------------

  Income (loss) from operations .............      2,290,111    (21,240,235)     (9,195,763)     (1,937,095)     (8,949,400)
Loss on investment in Vitel, Inc. ...........              0              0        (260,000)              0               0
Interest expense ............................              0       (383,962)     (1,289,665)       (273,005)       (216,619)
Interest income .............................        703,744        345,745          86,168          34,453           5,704
                                                ------------   ------------    ------------    ------------    ------------

  Income (loss) before income taxes (benefit)      2,993,855    (21,278,452)    (10,659,260)     (2,175,647)     (9,160,315)
Income taxes (benefit) ......................      1,216,000     (2,694,447)       (946,000)              0       4,118,920
                                                ------------   ------------    ------------    ------------    ------------
  Net income (loss) .........................   $  1,777,855   $(18,584,005)   $ (9,713,260)   $ (2,175,647    $(13,279,235)
                                                ============   ============    ============    ============    ============

Earnings (loss) per share:
  Basic .....................................   $       0.26   $      (2.60)   $      (1.35)   $      (0.10)   $      (0.49)
  Diluted ...................................           0.25          (2.60)          (1.35)          (0.10)          (0.49)

Weighted average number of
  Common shares outstanding:
   Basic ....................................      6,824,590      7,145,465       7,183,032      21,616,010      27,029,566
   Diluted ..................................      7,168,871      7,145,465       7,183,032      21,616,010      27,029,566


                                                                               AS OF DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                    1996            1997              1998           1999            2000
BALANCE SHEET DATA:
Working capital .............................   $ 17,522,404   $ 11,624,860    $  2,407,993    $  1,124,033    $ (2,082,688)
Total assets ................................     30,115,136     29,378,525      19,057,907      17,732,288       3,644,736
Long-term debt ..............................              0     14,439,756       4,685,690       1,106,562               0
Stockholders' equity ........................     26,107,346      7,610,985       8,791,883      11,028,068      (1,287,403)

----------
(1) The results of operations of Dove Medical Systems, Inc. have been included from the April 2, 1996 date of acquisition.

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

      Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec. Under the arrangements with Norland Corp. and Stratec, the margins between their costs of manufacturing the products and the amounts for which the Company sold the products was divided between the Company and the manufacturers as provided in the Company's Distribution Agreement with Norland Corp. and Stratec. On September 11, 1997, the Company acquired Norland Corp. from NMS BV. The $17,500,000 purchase price was paid at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note issued to NMS BV (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note was originally payable on March 11, 1998. The Purchase Note was amended to provide that such payment would not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The balance was payable on September 11, 2002 with a right on the part of the Company to extend the maturity for up to an additional two years. If the maturity was so extended, the applicable interest rate would be subject to increases during the extension period. The Purchase Note provided that it could be repaid at any time and that, except for the $1,250,000 payment referred to above, the Company could make payments of principal by delivering shares of its Common Stock, valued at the average closing price for the five trading days preceding the delivery.

      On December 31, 1998, in connection with the settlement of previously disclosed litigation, the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Purchase Note from $16,250,000 to $7,450,000. The interest rate on the Purchase Note was reduced to 6 1/2 %. In addition, $1,890,000 of principal of the reduced Purchase Note was paid on December 31, 1998 by delivering 7,000,000 shares of the Company's Common Stock to NMS BV priced at $0.27 per share, the average closing price for the prior five trading days. On March 28, 1999, the Company exercised its right to pay $4,310,000 of the remaining $5,560,000 of the Purchase Note principal by delivering 11,122,580 additional shares of Common Stock priced at $0.3875 per share, the average closing price for the prior five trading days.

      As a result of the acquisition of Norland Corp., the Company now receives the entire margin between the cost of Norland Corp. products manufactured after the date of acquisition and the amount for which the Company sells such products. The Company entered into a new Distribution Agreement with Stratec which is described in Item 1 of this Report.

RESULT OF OPERATIONS

          The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of revenue:


                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 2000       1999        1998
                                               -------     -------     -------
Revenue ..................................       100.0%      100.0%      100.0%
Cost of revenue ..........................        56.7        53.7        61.8
                                               -------     -------     -------
  Gross profit ...........................        43.3        46.3        38.2

Sales and marketing expense ..............        31.6        30.8        46.7
General and administrative expense .......        20.2        19.0        39.5
Research and development expense .........         4.2         7.4        13.1
In-process research and development charge        --           0.0         0.0
Non-recurring charges ....................        54.2         0.0         2.8
                                               -------     -------     -------
  Loss from operations ...................       (66.9)      (10.9)      (63.9)
Loss on investment in Vitel, Inc. ........         0           0.0         1.8
Interest income ..........................         0          (0.2)       (0.6)
Interest expense .........................         1.6         1.5         9.0
                                               -------     -------     -------
  Loss before income taxes ...............       (68.5)      (12.2)      (74.1)
  Income taxes expense (benefit) .........       (30.7)        0.0        (6.6)
                                               -------     -------     -------
  Net loss ...............................       (99.2)      (12.2)      (67.5)
                                               =======     =======     =======

--------------------------------------------------------------------------------

THE COMPANY'S YEAR ENDED DECEMBER 31, 2000 COMPARED TO ITS YEAR ENDED DECEMBER 31, 1999.

      Revenue for fiscal year 2000 decreased $4,395,212 (24.7%) to $13,402,823 from $17,798,035 for fiscal year 1999. The decline in sales is primarily due to lower DXA-based central system sales in the United States and the Pacific Rim region. Sales in the United States, Europe / Africa / Middle East and Pacific Rim represented 60.6%, 22.0% and 12.5%, respectively, of total revenue for 2000 and 62.6%, 18.6% and 12%, respectively, of total revenue for 1999. A majority of the Company's revenue for fiscal years 2000 and 1999 was derived from sales of the Excell, Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 78.1% and 86.8% of total revenue for fiscal years 2000 and 1999, respectively. Sales of new musculoskeletal therapy products accounted for 4.4% of sales in 2000 compared to none in 1999. Sales of parts and services and rental income comprised the balance of revenue for such periods.

      Sales in the United States have been negatively affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the Health Care Financing Administration ("HCFA") announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, the HCFA's national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring systems to the market that can be operated more profitably by end users at the applicable reimbursement levels. There can be no assurance that the Company will be able to bring such systems to the market.

      With the osteoporosis market remaining flat, especially in the U.S., and management's expectation that conditions in the osteoporosis market might not change in the short-term, the Company announced in November 1999 a product diversification program into musculoskeletal development and pain management. In 2000, the Company decided to expand its diversification program into urology. The Company is launching the distribution of new lines of products in several musculoskeletal market segments, including sports medicine, pain management and physical therapy, and in urology for the treatment of kidney stones. The Company is also exploring other opportunities to distribute new products as part of its sales diversification program. There can be no assurance that the Company will be able to successfully distribute such products.

      Norland's new musculoskeletal products include four models of the GALILEO, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in physical therapy to improve mobility through the rebuilding of muscles. The diversification program includes another product, the ORBASONE, a novel therapeutic device designed for use in pain management. The Orbasone was classified in August 1998 by FDA as a Class I therapeutic vibrator (21CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. On June 21, 2000, the FDA informed MIP GmbH, the manufacturer of the Orbasone, that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing. Norland's new urological product, the GENESTONE 190, has obtained premarket approval from the FDA and therefore may be sold in the U.S. It is a compact lithotripter used by Urologists to treat kidney stones. The distribution rights for these products were made available to Norland by Bionix L.L.C., in an effort to bolster sales through product diversification. Bionix is a limited liability company controlled by Norland's Chairman. Sales of these new products were 4.4% of sales in 2000, and there can be no assurance that the Company will sell a material quantity of such products.

      Cost of revenue as a percentage of revenue was 56.7% and 53.7% for 2000 and 1999, respectively, resulting in a gross margin of 43.3% in 2000 compared to 46.3% for 1999. The 2000 gross margin is 3% lower than 1999 as there were very few sales of previously reserved inventory items in fiscal year relative to fiscal year 1999. The increase in gross margin for 1999 as compared to 1998 was primarily the result of the benefits derived in fiscal year 1999 from sale of inventory previously partially reserved for as obsolete (the reserve on such items was $676,439). Such amounts equaled $379,000 in 1999 from sales of relatively low carrying cost refurbished demonstration systems and by the $117,000 of repossessed new bone densitometry systems that were previously written off from the Company's inventory held by a former dealer and repossessed in the third quarter of 1999.

      Sales and marketing expense decreased $1,251,596 (22.8%) to $4,231,221 for 2000 from $5,482,817 for 1999, but increased as a percentage of revenue to 31.6% from 30.8% .The categories that were lower included advertising expenses, labor costs and travel related expenses incurred by sales personnel and third party customer service representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales.

      General and administrative expense decreased $675,631 (20.2%) to 2,701,889 for 2000 from $3,377,520 for 1999. The dollar decrease was primarily due to decreased consulting fees, lower labor expenses and a legal reserve of $150,000 was reserved as it was no longer needed. The Company expects general and administrative expenses to remain at or slightly below the 2000 level in the foreseeable future.

      Research and development expense decreased $760,345 (57.4%) to $564,771 for 2000 from $1,325,116 for 1999, and also decreased as a percentage of revenue to 4.2% from 7.4%. The lower 2000 costs reflects the trend started in 1999 and the completion of several projects around mid year. The Company expects the research and development costs to continue at the 2000 levels for the foreseeable future.

      The Company recognized a non-recurring charge of $7,258,036 in 2000, none in 1999 and $400,000 in 1998. Management evaluated its financial position in 2000 and determined to charge to operations the remaining unamortized cost of goodwill and related tax benefits. In 1998, the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay a minimum of $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998, $168,377 was paid in 1999 and $181,623 in 2000.

      Interest expense of $216,619 and $273,005 for 2000 and 1999, respectively, represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. The decrease in expense reflects the fact that the principal balance on the Purchase Note was reduced from $16,250,000 to $5,560,000 on December 31,1998 and was further reduced to $1,250,000 on March 28, 1999. Interest income in 1999 consisted primarily of interest earned on the Company's cash balances, reduced by other expenses consisting primarily of bank charges and other fees related to bank transfers. The decrease in interest income in 2000 as compared to 1999 reflects reduced interest income resulting from the Company's reduced cash position. In 1998, the Company also wrote off its $260,000 minority interest investment in Vitel, Inc.

      The income tax charge as a percentage of loss before income taxes was 49.2% and 0.0% for the years ended December 31, 2000 and 1999, respectively. The charge was due to the management's decision to charge operations for the unrealized deferred taxes carried on its books. Accordingly, net deferred tax assets decreased $3,969,841 to $0 at December 31, 2000.

      The Company had a net loss of $13,279,235 ($0.49 per share) for 2000 compared to a net loss of $2,175,647 ($0.10 per share) for 1999.

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

      THE COMPANY'S YEAR ENDED DECEMBER 31, 1999 COMPARED TO ITS YEAR ENDED DECEMBER 31, 1998.

      Revenue for 1999 increased $3,413,544 (23.7%) to $17,798,035 from
$14,384,491 for 1998. The increase was largely the result of increased sales of DXA based central systems, especially in the U.S. and Europe. The increase was partially offset by decreased sales of DXA-based peripheral systems, especially in the Pacific Rim as a result of a 1998 large single order sale of peripheral systems in the Pacific Rim. Sales in the United States, Europe/Africa/Middle East and the Pacific Rim represented 62.6%, 18.6% and 12.0%, respectively, of total revenue for 1999 and 66.7%, 11.7% and 14.3%, respectively, of total revenue for 1998. A majority of the Company's revenue for 1999 and 1998 was derived from sales of the Excell, Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 86.8% and 91.4% of total revenue for 1999 and 1998, respectively. Sales of parts and services and rental income comprised the balance of revenue for such periods.

      Sales in the United States have been affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996 the HCFA announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 the HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by the HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, HCFA's national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring systems to the market that can be operated more profitably by end users at the applicable reimbursement levels. There can be no assurance that the Company will be able to bring such systems to the market.

      With the osteoporosis market remaining flat for the past twelve months, especially in the U.S., and management's expectation that conditions in the osteoporosis market might not change in the short-term, the Company announced in November 1999 a product diversification program into musculoskeletal development and pain management. The Company is launching the distribution of new lines of products in several musculoskeletal market segments, including sports medicine, pain management and physical therapy. The Company is also exploring other opportunities to distribute new products as part of its sales diversification program. There can be no assurance that the Company will be able to successfully distribute such products.

      Cost of revenue as a percentage of revenue was 53.7% and 61.8% for 1999 and 1998, respectively, resulting in a gross margin of 46.3% for 1999 compared to 38.2% for 1998. The increase in gross margin for 1999 as compared to 1998 was primarily the result of the benefits derived in fiscal year 1999 from sale of inventory previously partially reserved for as obsolete (the reserve on such items was $676,439). Such amounts equaled $379,000 in 1999 from sales of relatively low carrying cost refurbished demonstration systems and by the $117,000 of repossessed new bone densitometry systems that were previously written off from the Company's inventory held by a former dealer and repossessed in the third quarter of 1999. In addition, the gross margin for 1998 was adversely affected by a $443,323 charge for an increased inventory reserve and improved by the $712,000 third quarter 1998 sale of certain systems that had been written off in prior periods.

      Sales and marketing expense decreased $1,228,836 (18.3%) to $5,482,817 for 1999 from $6,711,653 for 1998, and decreased as a percentage of revenue to 30.8 % from 46.7%. The dollar decrease was primarily due to decreased advertising and marketing promotion expenses, labor expenses and travel related expenses incurred by sales personnel and third party customer service representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions.

      General and administrative expense decreased $2,312,551 (40.6%) to $3,377,520 for 1999 from $5,690,071 for 1998 and decreased as a percentage of revenue to 19.0% from 39.5%. The dollar decrease was primarily due to decreased professional fees and $334,000 in proceeds received in August 1999 in connection with a directors and officers liability insurance claim and decreased bad debt expense in 1999 as a result of improved credit and collections management beginning in 1998.

      Research and development expense decreased $564,467 (29.9%) to $1,325,116 for 1999 from $1,889,583 for 1998, and also decreased as a percentage of revenue to 7.4% from l3.1%. The decreases in l999 expenses as compared to l998 were primarily due to non-recurring expenses in connection with certain development projects, including the Excell and Apollo DXA bone densitometers that were introduced in December and May 1998, respectively.

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

      Net deferred tax assets increased $577,000 to $3,969,841 at December 31, 1999 from $3,392,841 at December 3 1998, primarily as a result of an additional asset recognized for 1999 changes in liabilities having differences between book and tax treatment which was reduced by a $2,262,434 valuation allowance. The deferred tax assets can be realized primarily through future taxable income. Management believes that based on the Company's history of operating earnings, exclusive of the nonrecurring and other charges, and its expected income, it is more likely than not that future levels of income will be sufficient to realize the deferred tax assets, as recorded.

      The Company had a net loss of $2,175,647 ($0.10 per share) for 1999 compared to net loss of $9,713,260 ($1.35 share) for 1998. Excluding the after tax effect of the nonrecurring charge discussed above, the net loss for 1998 would be $9,475,660 ($1.32 per share). The Company has significant relationships with related parties and the amount of transactions with these related parties are expected to increase. The Company believes that its related party transactions have been made at arms' length terms, have been fair to the Company and that the terms of the transactions could have been received from third parties.

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Company had cash of $53,289 compared to $67,666 at December 31, 1999. The decrease in cash was primarily the result of the payment of operating expenses, repayment of the bank debt of $312,000, a reduction in accounts payable and modest capital expenditures partially offset by decreased accounts receivable, reduction in inventory and the $300,000 in proceeds from a common stock issuance.

      The Company's accounts receivable decreased $1,021,129 or 40.6% to $1,496,454 at December 31, 2000.The reduction primarily reflects lower revenue and strong collection efforts.

      Property and equipment as of December 31, 2000 consisted of computer and telephone equipment, a management information system, demonstration systems, office furniture, leasehold improvements, and tooling for the products manufactured by the Company. At the present time, capital expenditures for 2001 are estimated to be minimal.

      In connection with the settlement of the litigation relating to the Company's acquisition of Norland Corp., the Purchase Note issued as part of the purchase price for Norland Corp. was amended on December 31, 1998 to, among other things, reduce the principal amount by $8,800,000 and reduce the interest rate from 7% to 6.5%. An additional $1,890,000 of principal was paid by delivering 7,000,000 shares of the Company's common stock to NMS BV. On March 28, 1999, the Company paid $4,310,000 of the remaining $5,560,000 of principal by delivering 11,122,580 shares of Company common stock. Interest payments on the $1,250,000 principal of the Purchase Note will is approximately $20,000 per quarter. Interest on the original $16,250,000 of principal for the period from July 1, 1998 through December 31, 1998 ($577,184) was outstanding on December 31, 1998. $455,208 was paid in 1999, and the Company and NMS BV agreed that the remainder was paid in stock during 2000. The Company is in default of the interest due on the remaining balance of this note as of December 31, 2000, and accordingly the note has been classified as a current liability.

      The Company believes that its current cash position, together with cash flow from operations, will be adequate to fund the Company's operations for at least the next twelve months. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and launch new products through its diversification program. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of bone densitometer inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and is attempting to more closely coordinate the timing of purchases of parts and sub-assemblies. The Company is also continuing to be more aggressive in seeking to collect outstanding receivables and selling its inventory of used bone densitometers.

      The Company has been seeking additional equity and debt financing. The Company does not have a commitment for such bank financing or other financing at this time, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could have a materially adverse affect on the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, changes in third-party reimbursement in the United States and numerous foreign markets and loss of product distribution rights. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

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


                                               EXPECTED MATURITY DATES         FAIR VALUE
                                             ---------------------------   -----------------
                                             2001  THEREAFTER    TOTAL     DECEMBER 31, 2000
                                             ---------------------------   -----------------
CASH AND CASH EQUIVALENTS
Money Market Mutual Fund Shares
 and bank deposits -non interest bearing     $   53,289     $   53,289     $   53,289

Average interest rate - 4.8%

NOTE PAYABLE

Fixed interest rate - 6.5%                   $1,250,000     $1,250,000     $1,159,686


The company has defaulted with regard to interest payments on the note payable. Accordingly the note has been reclassified as currently payable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                      -----

                                                                        PAGE

Independent Auditors' Reports                                          F-31

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2000 and 1999        F-32

   Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998                                  F-33

   Consolidated Statements of Changes in Stockholders' (Deficit)
     Equity for the years ended December 31, 2000, 1999 and 1998       F-34

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                  F-35

   Notes to Consolidated Financial Statements                          F-37

Financial Statement Schedule:

   Valuation and Qualifying Accounts                                   F-51

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors of
  Norland Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheets and the financial statement schedule of Norland Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 30, 2001

                          NORLAND MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        as of December 31, 2000 and 1999


                                     ASSETS

                                                                               2000              1999
                                                                           ------------      ------------
         Current assets:
              Cash and cash equivalents                                    $     53,289      $     67,666
              Accounts receivable - trade, less allowance for doubtful
              accounts of $301,000 and $351,000 at December 31, 2000
              and 1999, respectively                                          1,496,454         2,517,583
              Inventories, net                                                1,223,591         2,244,317
              Prepaid expenses and other current assets                          76,117           201,370
              Deferred income taxes (note 4 and 11)                                  --         1,690,755
                                                                           ------------      ------------
                  Total current assets                                        2,849,451         6,721,691
                                                                           ------------      ------------

         Property and equipment, net                                            786,777         1,175,947
         Other                                                                    8,508                --
         Deferred income taxes, net (Note 4 and 11)                                  --         2,279,086
         Goodwill, net (Note 4)                                                      --         7,555,564
                                                                           ------------      ------------
                  Total assets                                             $  3,644,736      $ 17,732,288
                                                                           ============      ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Current liabilities:
              Bank borrowings                                              $         --      $    311,816
              Note payable,  net of discount                                  1,159,686                --
              Accounts payable - related parties                                178,338           372,244
              Accounts payable - trade                                        1,655,941         2,218,639
              Accrued expenses                                                1,098,623         1,633,641
              Accrued warranty expense                                          335,000           530,000
              Unearned service revenue                                          466,965           387,598
              Accrued interest expense                                           37,586           143,720
                                                                           ------------      ------------
                  Total current liabilities                                   4,932,139         5,597,658
                                                                           ------------      ------------

         Note payable, net of discount                                               --         1,106,562

         Stockholders' (deficit) equity:
              Common Stock -29,233,509 and 25,956,278 shares issued
              and outstanding and 45,000,000 shares authorized at
              both December 31, 2000 and 1999                                    14,615            12,977
         Additional paid-in capital                                          38,504,405        37,542,279
         Accumulated deficit                                                (39,806,423)      (26,527,188)
                                                                           ------------      ------------
              Total stockholders' (deficit) equity                           (1,287,403)       11,028,068
                                                                           ------------      ------------

              Total liabilities and stockholders' (deficit) equity         $  3,644,736      $ 17,732,288
                                                                           ============      ============

               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998


                                                                            2000              1999              1998
                                                                        ------------      ------------      ------------
Revenue (including Revenue (including sales to affiliates of
  $9,449, $92,883 and $9,803, in 2000, 1999 and 1998, respectively)     $ 13,402,823      $ 17,798,035      $ 14,384,491
Cost of revenue                                                            7,596,306         9,549,677         8,888,947
                                                                        ------------      ------------      ------------
  Gross profit                                                             5,806,517         8,248,358         5,495,544

Sales and marketing expense                                                4,231,221         5,482,817         6,711,653
General and a General and administrative expense                           2,701,889         3,377,520         5,690,071
Research and development expense                                             564,771         1,325,116         1,889,583
Non-recurring charges                                                      7,258,036                --           400,000
                                                                        ------------      ------------      ------------

Operating (loss)                                                          (8,949,400)       (1,937,095)       (9,195,763)

Other income (expense):
  Interest expense                                                          (216,619)         (273,005)       (1,289,665)
  Interest income                                                              5,704            34,453            86,168
  Loss on investment in Vitel, Inc.                                               --                --          (260,000)
                                                                        ------------      ------------      ------------

Loss before income taxes                                                  (9,160,315)       (2,175,647)      (10,659,260)
Income tax expense (benefit)                                               4,118,920                --          (946,000)
                                                                        ------------      ------------      ------------

Net loss                                                                 (13,279,235)     $ (2,175,647)     $ (9,713,260)
                                                                        ============      ============      ============

 Basic and diluted weighted average shares:                               27,029,566        21,616,010         7,183,032

 Basic and diluted loss per share:                                      $      (0.49)     $      (0.10)     $      (1.35)

               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'(DEFICIT) EQUITY

                  Years ended December 31, 2000, 1999 and 1998

                                                                                                    Additional
                                                                                      Common         Paid-In      (Accumulated
                                                     Total            Shares          Stock          Capital         Deficit)
                                                  ------------     ------------    ------------    ------------    ------------
Balance as of January 1, 1998                     $  7,610,985        7,162,531    $      3,580    $ 22,245,686    $(14,638,281)

Issuance of shares of stock options exercised                1            1,500               1              --              --
Reduction in Norland Corp. acquisition price
    by reduction of principal of note payable,
    net of discount                                  9,004,157               --              --       9,004,157              --
Issuance of shares in partial payment
    of note payable                                  1,890,000        7,000,000           3,500       1,886,500              --
Net loss                                            (9,713,260)              --              --              --      (9,713,260)
                                                  ------------     ------------    ------------    ------------    ------------

Balance as of December 31, 1998                      8,791,883       14,164,031           7,081      33,136,343     (24,351,541)

Issuance of shares for stock options exercised               2            3,000               2              --              --

Issuance of common stock                               500,000          666,667             333         499,667              --
Issuance of shares in partial payments of note
   Payable                                           3,911,830       11,122,580           5,561       3,906,269              --
Net loss                                            (2,175,647)              --              --              --      (2,175,647)
                                                  ------------     ------------    ------------    ------------    ------------

Balance as of December 31, 1999                     11,028,068       25,956,278          12,977      37,542,279     (26,527,188)

Issuance of shares for inventory                       500,500          888,888             444         500,056              --
Issuance of common stock                               300,000        1,166,666             583         299,417              --
Issuance of stock in payment of note                   163,264        1,221,677             611         162,653              --
Net loss                                           (13,279,235)              --              --              --     (13,279,235)
                                                  ------------     ------------    ------------    ------------    ------------

Balance as of December 31, 2000                   $ (1,287,403)      29,233,509    $     14,615    $ 38,504,405    $(39,806,423)
                                                  ============     ============    ============    ============    ============

               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998


                                                                             2000              1999              1998
                                                                         ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                                                (13,279,235)     $ (2,175,647)     $ (9,713,260)
                                                                         ------------      ------------      ------------
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Non-recurring charges                                                 7,258,036                --           350,000
      Provision for doubtful accounts                                         (50,000)           45,249         1,357,769
      Deferred income taxes                                                 3,969,841          (340,000)         (496,000)
      Amortization expense                                                    648,180           705,455           733,811
      Depreciation expense                                                    302,639           574,072           408,535
      Loss on investment in Vitel, Inc.                                            --                --           260,000
      Inventory write-off (recovery)                                               --          (676,439)          443,323
      Other                                                                        --            92,746                --
      Changes in assets and liabilities, net of businesses acquired:
         Accounts receivable                                                1,071,129          (685,561)        2,930,427
         Inventories                                                        1,223,698           953,467         2,199,014
         Prepaid expenses and other current assets                            116,745           (28,713)           19,867
         Accounts payable                                                    (756,604)          862,952          (878,752)
         Accrued expenses                                                    (643,521)       (1,157,444)          404,090
         Income taxes receivable                                                   --           340,000         1,434,314
         Customer deposits                                                         --                --          (500,000)
                                                                         ------------      ------------      ------------
           Total adjustments                                               13,140,143           685,784         8,666,398
                                                                         ------------      ------------      ------------
                Net cash provided by (used in) operating activities          (139,092)       (1,489,863        (1,046,862)
                                                                         ------------      ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                                         (44,401)         (355,733)         (925,401)
  Sale of demonstration equipment                                             130,932                --                --
  Loans to officers                                                                --            (3,696)           (4,800)
                                                                         ------------      ------------      ------------
    Net cash provided by (used in) investing activities                        86,531          (359,429)         (930,201)
                                                                         ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      300,000           500,000                --
  Net bank borrowings (repayments)                                           (311,816)          311,816                --
  Proceeds from stock options exercised                                            --                 2                 1
  Proceeds from borrowings                                                     50,000                --                --
                                                                         ------------      ------------      ------------
    Net cash provided by financing activities                                  38,184           811,818                 1
                                                                         ------------      ------------      ------------

Net decrease in cash and cash equivalents                                     (14,377)       (1,037,474)       (1,977,062)

Cash and cash equivalents at beginning of year                                 67,666         1,105,140         3,082,202
                                                                         ------------      ------------      ------------

Cash and cash equivalents at end of year                                 $     53,289      $     67,666      $  1,105,140
                                                                         ============      ============      ============

               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998


Noncash investing and financing activities:

On December 31, 1998, March 28,1999 and June 16,1999 the Company issued 7000, 4,588,469 and 6,534,111 of shares of common stock, respectively, in satisfaction of portions of Note Payable. In addition, the principal amount of the Note Payable was reduced on December 31, 1998 by $8,800,000 in connection with the reduction of the purchase price for Norland Corporation.

In the year ended December 31, 1999, the Company reclassified $340,000 of income taxes receivable to deferred income taxes.

On February 17, 2000, the Company exchanged 888,888 shares of its common stock (market value $500,000) for a marketing credit of $500,000. The credit was utilized by the Company to purchase inventory through an affiliate, Bionix LLC.

On December 2, 2000, the Company elected to pay $163,264 of outstanding debt by the issuance of 1,221,677 shares of its common stock.

Cash paid for:


                          2000            1999            1998
                        --------        --------        --------

Income taxes            $  9,079        $    376        $ 23,915


Interest expense        $216,619        $596,069        $858,102



               See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2000, 1999 and 1998



1.   THE COMPANY:

Norland Medical Systems, Inc. ("NMS" or the "Company") develops, manufactures, markets, sells, distributes and services bone densitometry systems which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to individual practitioners, hospitals, clinics, research institutions and pharmaceutical companies. NMS also markets and services therapeutic devices used in sports medicine, rehabilitative medicine and in pain management to treat joints, muscles, and ligaments. NMS is the exclusive marketer and distributor of certain medical products and technologies of Bionix L.L.C. (U.S.) ("Bionix"), McCue Plc (U.K.) and Stratec Medizintechnik GmbH (Germany) ("Stratec"). Bionix is controlled by the Chairman of NMS and has certain exclusive distribution rights to certain products that it makes available to NMS through exclusive sub-distribution agreements. Stratec is wholly owned by a NMS shareholder.

During the past three years, the Company has experienced aggregate losses of approximately $25,168,142 and has incurred a total negative cash flow of approximately $3,028,913 for the same three-year period. The Company does not currently have an operating line of credit. These matters raise doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the ability to return to profitability.

The Company has been pursuing an aggressive strategy of cost reduction and containment to make a profit on reduced sales. Operating expenses in fiscal 2000 were reduced by approximately $6,800,000 or 48% from the amount incurred in fiscal year 1998. The Company believes it has positioned itself to return to profitability in 2001 assuming it is able to reach its forecasted sales volume. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

REVENUE AND COST RECOGNITION

The Company primarily sells its products through third party dealers and distributors. Revenue is generally recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded.

The Company purchases certain products from Stratec through a company owned by CEO of the Company. Management believes the gross profit recognized by NMS on products purchased from the manufacturers materially approximates that which would have been realized had the Company used unaffiliated suppliers.

The Company offers one-year warranties on both hardware and software components of its bone densitometry systems. The provision for product warranties represents an estimate for future claims arising under the terms of the Company's various product warranties. The estimated future claims are accrued at the time of sale. To the extent that the Company provides warranty services for products that it does not manufacture the Company invoices the manufacturer for the costs of performing such warranty services.

The Company has no obligations to provide any other services to any of its third party dealers or distributors or their customers.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid short-term investments purchased with initial maturities of three months or less.

STOCK-BASED COMPENSATION

Stock-based compensation related to employees and directors is accounted for in accordance with Accounting Principles Board Opinion Number 25 "Accounting for Stock Issued to Employees".

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

The Company's demonstration systems used for marketing and customer service purposes are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to a prominent scientist or research institution. In such cases, the Company will carry the device at cost less amortization, with amortization calculated on a straight-line basis over thirty-six months.

GOODWILL

Goodwill, net of amortization, was $0 and $7,555,564 at December 31, 2000 and 1999, respectively, and was being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill was $0 and $1,370,281 at December 31, 2000 and 1999, respectively (see Note 4).

LONG-LIVED ASSETS

Management evaluates on an ongoing basis whether events or changes in circumstances exist that would indicate that the carrying value of the Company's long-lived assets may not be recoverable. Should there be an indication of impairment in the value of its long-lived assets, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition and recognize a specific provision against such assets if the aggregate nominal estimated future undiscounted cash flows are less than the carrying value of the assets. In considering whether events or changes in circumstances exist, management assesses several factors, including a significant change in the extent or manner in which the assets are used, a significant adverse change in legal factors or in the business climate that could affect the value of the assets, an adverse action or assessment of a regulator, and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with such assets.

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

Options to purchase 1,804,500, 952,000 and 867,500 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because their effect was anti-dilutive.

CONCENTRATION OF CREDIT RISK

The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. At December 31, 2000 and 1999, and for the years then ended, no customer had outstanding trade receivables in excess of 10% of total outstanding trade receivables nor accounted for more than 10% of revenues. The Company sells to customers in various geographic territories worldwide (see Note 14).

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates.

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

ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", becomes effective for the Company's fiscal years beginning January 1, 2001. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

3.   DISTRIBUTION AGREEMENT:

On October 1, 1999, the Company and Stratec agreed to terminate their September 11, 1997 distribution agreement and enter into a new arrangement. Stratec and Bionix entered into a distribution agreement dated October 1, 1999 with respect to the right to exclusively distribute Stratec products in North and Latin America. Concurrently, Bionix and NMS entered into an exclusive sub-distribution agreement with respect to the sale of Stratec products in North and Latin America through September 30, 2003. Under terms of the sub-distribution agreement, NMS may purchase Stratec products at a fixed percentage discount from the products' actual selling prices to the customers. As a result of a lack of sales of pQCT systems in Latin America, the sub-distribution agreement was limited to North America on December 31, 2000. Stratec markets its pQCT systems outside of North America through other distributors.

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

4.   NON-RECURRING AND OTHER CHARGES:

The Company recognized non-recurring charges of $7,258,036, $0 and $400,000 in 2000, 1999 and 1998, respectively. The Company had incurred operating losses for eleven consecutive quarters. Although the losses have declined substantially as a result of cost containment measures taken by the Company, gross revenue has continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 10% of gross sales) have been impacted by the FDA review of the product.

As a result of the above, in the second quarter, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill due to impairment. In addition, the Company determined that it was more likely than not that the remaining deferred tax assets would not be realized and accordingly increased the valuation allowance to fully provide for the deferred tax assets. (See Note 11). Such second quarter charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred taxes. The impairment was based on the excess carrying value of the assets over the assets fair value. The fair value of the assets was generally determined as the estimates of future discounted cash flows from operations necessary to realize those assets.

In November 1998 the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. The company paid $181,623, $168,377 and $50,000 in 2000, 1999 and 1998 respectively, associated with this settlement.

5.   INVENTORIES:

Inventories consist of the following as of December 31:


                                               2000            1999
                                               -----           ----

      Raw materials, product kits,
        Spare parts and sub-assemblies      $  966,652      $2,093,351
      Work in progress                         334,090        380,511
      Finished goods                           734,619        420,455
      Inventory reserve                       (811,770)      (650,000)
                                            ----------      ----------

                                            $1,223,591      $2,244,317
                                            ==========      ==========

6. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31:


                                               2000            1999
                                               -----           ----
      Machinery and equipment               $1,628,710      $1,482,475
      Demonstration systems                    278,581         664,640
      Tooling                                  712,345         659,674
      Furniture and fixtures                   436,592         436,629
      Leasehold improvements                   116,896         116,896
      Construction in progress                    --           154,479
                                            ----------      ----------
                                             3,173,124       3,514,784

      Accumulated depreciation
         and amortization                   (2,386,347)     (2,338,837)
                                            ----------      ----------

                                            $  786,777      $1,175,947
                                            ==========      ==========

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

8.   BANK BORROWINGS AND NOTE PAYABLE:

On August 10, 1999, the Company entered into a $2 million bank line of credit agreement in which the Company may make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrued at a variable rate based on prime plus 1.25%. Borrowings under the agreement were collateralized by the Company's assets. In connection with such agreement, the Company had granted to the bank warrants to purchase 20,000 shares of Company common stock at $0.01 per share. As of December 31, 1999, the Company had outstanding borrowings of $311,816 with interest accruing at 9.75%. The line of credit expired on August 11, 2000, the loan was repaid in full and there was no outstanding liability as of December 31, 2000.

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

On March 28, 1999, the Company exercised its right to pay $4,310,000 of the remaining $5,560,000 of Note principal by delivering 11,122,580 additional shares of Common Stock priced at $0.3875 per share, the average closing price for the prior five trading days. With the $4,310,000 reduction in Note principal, the Note discount was reduced by $635,170 and the remaining $239,140 of Note discount being amortized using the effective interest method over the Note's remaining term. The fair value of the Note approximates its carrying value. The Company is in default of the interest due on this note as of December 31,2000, and accordingly the note has been classified as a current liability.

The Note activity described above may be summarized as follows as of December 31, 2000:


       Note principal as of September 11, 1998
         acquisition date                              $16,250,000
       Reduction in Note principal from reduced
         purchase price                                 (8,800,000)
       Payment of Note principal by delivering
         18,122,580 shares                              (6,200,000)
       Note discount for market rate of interest           (90,314)
                                                       -----------
       Note payable, net of discount                   $ 1,159,686
                                                       ===========

9.   STOCKHOLDERS' EQUITY (DEFICIT):

Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2000 and 1999, there was no preferred stock outstanding.

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

The amended and restated 1994 Stock Option Plan includes 3,500,000 shares of Common Stock reserved for issuance. This includes an increase of 1,250,000 approved on June 1, 2000. On June 2, 1999, the Company established a new Board of Directors Stock Option Plan (the "Board Plan"). Under the board Plan, 500,000 shares of Common Stock are reserved for issuance to non-employee Board members, including the automatic option grant program grants options to new non-employee Board members to purchase 30,000 shares of Common Stock at an exercise price equal to the fair market value at the grant date for a maximum term of ten years and is subject to 25% vesting each year and early termination upon the Optionee's leaving the Board. In addition, Board members are granted 20,000 options as compensation for attending Board meetings. The Board Plan was increased by 150,000 shares to 500,000 shares on June 1, 2000.

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly 1,524,500 shares were repriced to $.15 per share. Subsequent to the option repricing on December 14, 2000, the company will measure compensation expense using variable plan accounting. Compensation cost will continue to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in 2000.

The following is a summary of options related to the 1994 Stock Option Plan and the Board Plan as of December 31:

                                    Range of                  Range of                 Range of
                                     Option                    Option                   Option
                                     Prices                    Prices                   Prices
                          2000      Per Share       1999      per Share      1998      per Share
                        --------  -------------  ---------  -------------   -------   -----------

Options outstanding
at beginning            952,000   $0.0005-15.00   867,500   $0.0005-15.00   751,750   $0.0005-15.00
of year

Cancellations          (283,500)          $0.15   (70,500)     $0.53-6.38  (115,500)    $6.38-20.00

Granted               1,137,500      $0.15-0.67   158,000      $0.35-0.67   232,750           $0.67

Exercised                (1,500)        $0.0005    (3,000)        $0.0005    (1,500)        $0.0005
                      ---------                   -------                  --------

Options outstanding
at end of year        1,804,500      $0.15-0.67   952,000   $0.0005-15.00   867,500   $0.0005-15.00
                      =========                   =======                   =======

Options exercisable
at end of year          487,438                   430,250                   251,313
                      =========                   =======                  ========

Additions to
incentive stock
option plan           1,400,000
                      =========

Options available
for grant at end
of year               2,195,500                   665,000                   752,500
                      =========                   =======                  ========

The following table summarizes information about significant groups of stock options outstanding at December 31, 2000:

                                               Weighted                                    Weighted
                                Weighted        Average                     Weighted        Average
                                 Average       Remaining                     Average       Remaining
       Exercise     Options     Exercise   Contractual Life     Options     Exercise   Contractual Life
        Prices    Outstanding    Price         in Years       Exercisable     Price        in Years
       --------   -----------   --------   ----------------   -----------   --------   ----------------

        $0.15      1,529,500     $0.15             8            424,938       $0.15            6

        $0.53         25,000     $0.53             9                  0       $0.53           10

        $0.67        250,000     $0.67             8             62,500       $0.67            8

Had compensation expense for the Company's 2000, 1999 and 1998 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                   2000           1999           1998
                                   ----           ----           ----
    Net loss:
       As reported             $(13,279,235)  $(2,175,647)   $ (9,713,260)
       Pro forma               $(13,389,074)  $(2,707,945)    (10,168,139)

    Loss per share:
       As reported - Basic
         and diluted                 $(0.49)       $(0.10)         $(1.35)
       Pro forma - Basic and
         diluted                     $(0.49)       $(0.13)         $(1.41)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2000, 1999 and 1998: dividend yield of 0%, risk-free weighted average interest rate of 5.2%, 6.5% and 5%, expected volatility factor of 128%, 146%, and 117%, respectively and an expected option term of 4 years. The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $0.27, $2.31 and $0.49 per option, respectively.

401(K) PLAN

Pursuant to the Norland Medical Systems, Inc. and Norland Corporation Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $30,403, $42,703 and $42,710 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.  INCOME TAXES:

The components of income taxes (benefit) for the years ended December 31 were as follows:



                            2000         1999         1998
                            -----        -----        ----

            Current:
             Federal            --    $ 340,000    $(463,000)
             State      $  149,079           --       13,000
                        ----------    ---------    ---------
                        $  149,079      340,000     (450,000)

            Deferred:
             Federal     3,437,882     (340,000)    (452,000)
             State         531,959           --      (44,000)
                        ----------    ---------    ---------
                         3,969,841     (340,000)    (496,000)
                        ----------    ---------    ---------
               Total    $4,118,920    $      --    $(946,000)
                        ==========    ==========   ==========

Income tax (benefits) differ from the statutory federal income tax rate of 34% for the years ended December 31 as follows:


                                 2000          1999           1998
                                 -----         -----          ----

Statutory income tax rate       (34.0%)       (34.0%)        (34.0%)
Valuation allowance              49.9%         23.1%          23.0%
State income taxes, net of
  Federal benefit                 1.6%           --           (0.3%)
Non-deductible goodwill          26.5%          9.9%           1.9%

Other                             0.2%          1.0%           0.5%
                                -----         -----          -----

Effective income tax rate        44.2%          0.0%         (8.9%)
                                =====         =====          =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below.


                                     2000           1999
Deferred tax assets and
liabilities:

  Inventory                       $1,141,343      $1,143,706

  Allowance for doubtful
    accounts                         112,273         130,923
  Accrued liabilities                 74,640         318,743
  Other                               97,384          97,383
  Valuation allowance             (1,425,640)             --
                                  ----------      ----------
    Net current deferred tax
      assets                              --       1,690,755
  Net operating loss
    carryforwards                  5,567,889       4,564,726
  Discount on note payable           (33,687)        (53,502)
  Other                               27,152          30,296
  Valuation allowance             (5,561,354)     (2,262,434)
    Net noncurrent deferred
      tax assets                          --       2,279,086
                                  ----------      ----------
        Total deferred tax
          assets                  $       --      $3,969,841
                                  ==========      ==========

Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2000, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

The Company has utilizable federal and state net operating loss carryforwards of approximately $14,800,000 at December 31, 2000 for income tax purposes, which expire in 2008 through 2020.

12.  COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS

WESLEY D. JOHNSON AND PAMELA S. T. JOHNSON V. REYNALD G. BONMATI, KURT W. STREAMS AND NORLAND MEDICAL SYSTEMS, INC. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs seek compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants' time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. On or about December 23, 1999 the parties executed a Stipulation of Settlement, which provides for a settlement of $1.7 million, to be funded solely by the Company's directors and officer's insurance carrier. The United States District Court approved this Stipulation of Settlement at a March 30, 2000 hearing, this case is now settled without any additional liability to the Company. Upon settlement of this case in 2000, the Company reduced to $0 the $150,000 liability which was recorded to cover any additional loss with respect to this matter. This adjustment is reflected in general and administrative expenses within the Company's 2000 statement of operations.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LEASES

The following is a schedule of future minimum lease payments as of December 31, 2000:

           2001                        $220,467
           2002                         201,506
           2003                         154,184
           2004                         114,480
           2005                         114,480
           Thereafter                    76,320

 13.  RELATED PARTY TRANSACTIONS:

SALES AND PURCHASES

During 2000, 1999 and 1998, the Company sold, $9,449, $92,883 and $9,803, respectively, of products and services to Stratec. During 2000, 1999, and 1998, the Company purchased $799,588, $972,679, and $1,244,766, respectively, from Stratec. The amounts owed at December 31, 2000, and 1999 by NMS to Stratec for such purchases were $372,244 and $292,315, respectively. The Company purchased $1,476,685 of products from Bionix during 2000; the amount owed to Bionix at December 31, 2000 was $178,338. During 1999, the Company purchased $243,404 of products from Bionix. The amount owed at December 31, 1999 by NMS to Bionix for such purchases was $135,375.

NOTE PAYABLE

In connection with the acquisition of Norland Corp. (Note 7), consideration included a Note Payable (Note 8) issued to the seller, NMS BV. As of December 31, 2000 and 1999, $90,281 of the Note payable was held by Bones L.L.C., a private investment firm that is controlled by the Chairman of NMS, and the remainder is held by a third party distributor of NMS products in Japan.

14.  SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

For the years ended December 31, 2000, 1999 and 1998, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors.

The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                            2000                 1999                 1998
                            -----                -----                ----

Pacific Rim          $1,670,201   12.5%   $ 2,135,821   12.0%   $ 2,053,356   14.3%

Europe/Middle East      661,560    4.9      3,305,159   18.6      1,688,945   11.7
Latin America
                     ----------  -----    -----------  -----    -----------  -----
                      2,945,601   22.0      1,214,493    6.8      1,043,031    7.3
                     ----------  -----    -----------  -----    -----------  -----

Export Sales          5,277,362   39.4      6,655,473   37.4      4,785,332   33.3
                     ----------  -----    -----------  -----    -----------  -----

Domestic Sales        8,125,461   60.6     11,142,562   62.6      9,599,159   66.7
                     ----------  -----    -----------  -----    -----------  -----
                     $13,402,82  100.0%   $17,798,035  100.0%   $14,384,491  100.0%
                     ----------  -----    -----------  -----    -----------  -----

15.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                               2000 Quarters
                          -----------------------------------------------------------------
                            First         Second        Third      Fourth          Total
                            -----         -------       -----      -------         -----
Revenue                  $ 3,979,286  $  3,846,585  $ 2,824,507  $ 2,752,445   $ 13,402,823
Gross profit               1,775,739     1,726,690    1,244,405    1,059,683      5,806,517
Operating loss              (502,433)   (7,718,578)    (600,431)    (127,958)    (8,949,400)
Net loss                    (579,190)  (11,884,531)    (658,007)    (157,507)   (13,279,235)

Weighted average shares:
     Basic and diluted    26,005,118    26,979,232   27,045,166   27,648,283     27,029,566


Basic and diluted loss
per share                $     (0.02) $      (0.44) $     (0.02) $     (0.00)  $     (0.49)


                                               1999 Quarters
                          -----------------------------------------------------------------
                            First         Second        Third      Fourth          Total
                            -----         -------       -----      -------         -----

Revenue                  $ 4,825,934  $  4,357,201  $ 4,383,712  $ 4,231,188   $ 17,798,035
Gross profit               2,294,036     2,351,061    1,903,432    1,699,829      8,248,358
Operating income            (479,908)     (375,414)    (329,521)    (752,252)    (1,937,005)
Net loss                    (614,884)     (406,372)    (363,153)    (791,238)    (2,175,647)

Weighted average shares
basic and diluted         14,265,997    20,332,175   25,735,887   25,956,278     21,616,010

Basic and diluted loss
per share:               $     (0.04) $      (0.02) $     (0.01) $     (0.03)  $      (0.10)

                          NORLAND MEDICAL SYSTEMS, INC.

                                   SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                       Balance at   Charged to                  Balance at
                       Beginning    Costs and                     End of
                       of Period     Expenses      Deductions     Period
                       ----------   ----------     ----------   ----------
2000
----

Allowance for
Doubtful Accounts      $  351,000    $ (50,000)            --    $301,000
                       ==========    ==========   ===========    ========

Obsolescence Reserve   $  650,000    $ 203,923    $   (42,152)   $811,771
                       ==========    =========    ===========    ========

1999
----

Allowance for
Doubtful Accounts      $   300.00    $  45,249    $     5,751    $351,000
                       ==========    =========    ===========    ========

Obsolescence Reserve   $1,400,000    $(676,439)   $   (73,561)   $650,000
                       ==========    ==========   ===========    ========

1998
----

Allowance for
Doubtful Accounts      $2,200,000   $1,357,769    $(3,257,769)     $300,000
                       ==========   ==========    ===========      ========

Obsolescence Reserve   $1,275,000    $ 443,323    $  (318,323)   $1,400,000
                       ==========    =========    ===========    ==========

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

The information required under these items is contained in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          Exhibit
          Number            Description

          2.1 Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Norland Medical Systems, Inc., (C)

          2.2 Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc., Mirella Monte Belshe and Norland Medical Systems, Inc. (C)

          2.3 Stock Purchase Agreement between Norland Medical Systems, Inc. and Norland Medical Systems B.V. (G)

          2.4 Amendment to Stock Purchase Agreement dated as of December 31, 1998 between Norland Medical Systems, B.V. and Norland Medical Systems, Inc. (I)

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

         10.6 Amendment No. 1 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (B)

         10.7 Amendment No. 2 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (D)

        +10.8 Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (F)

        +10.9 Amended Distribution Agreement dated as of September 11, 1997 among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation (G)

         10.10 Amendment No. 1 to Amended Distribution Agreement dated as of December 7, 1998 by and among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation. (A)

         21    Subsidiaries

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 12th day of April, 2001.

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


         Signature            Capacity In Which Signed           Date
         ---------            ------------------------           ----

/s/  REYNALD G. BONMATI       Chairman of the Board and         April 12, 2001
-------------------------       President (Principal
     Reynald G. Bonmati        Executive Officer); and
                                      Director

/s/  RICHARD L. RAHN           Vice President, Finance          April 12, 2001
-------------------------       (Principal Financial
     Richard L. Rahn            Officer and Principal
                                 Accounting Officer)

         Signature            Capacity In Which Signed           Date
         ---------            ------------------------           ----

/s/   JEREMY ALLEN                   Director                   April 12, 2001
-------------------------
      Jeremy Allen

/s/   JAMES J. BAKER                 Director                   April 12, 2001
-------------------------
      James J. Baker

/s/   MICHAEL W. HUBER               Director                   April 12, 2001
-------------------------
      Michael W. Huber

/s/   ANDRE-JACQUES NEUSY            Director                   April 12, 2001
-------------------------
      Andre-Jacques Neusy

/s/   ALBERT S. WAXMAN               Director                   April 12, 2001
-------------------------
      Albert S. Waxman