Form 10-Q
period 2001-03-31
NORLAND MEDICAL SYSTEMS INC
filed 2001-05-15
CIK 946428

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________________  to ___________________

Commission file number       0-26206

                         Norland Medical Systems, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                   06-1387931
--------------------------------------   --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                       106 Corporate Park Drive, Suite 106
                           White Plains, New York  10604
-------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                  (Zip Code)

                                (914) 694-2285
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No _____
    -----

     As of May 7, 2001, 30,433,509 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                         NORLAND MEDICAL SYSTEMS, INC.
                        TABLE OF CONTENTS FOR FORM 10-Q

                                                                                      PAGE
                                                                                      ----

Title Page...............................................................................1

Document Table of Contents...............................................................2

Introduction.............................................................................3

PART I       FINANCIAL INFORMATION.......................................................4

Item 1.      Consolidated Financial Statements...........................................4
             Consolidated Balance Sheets.................................................4
             Consolidated Statements of Operations.......................................5
             Consolidated Statements of Cash Flows.......................................6
             Notes to Consolidated Financial Statements..................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................8

Item 3.      Quantitative and Qualitative Disclosures About Market Risks................10

PART II      OTHER INFORMATION..........................................................11

Item 1.      Legal Proceedings..........................................................11

Item 2.      Changes in Securities......................................................11

Item 3.      Defaults Upon Senior Securities............................................11

Item 4.      Submission of Matters to a Vote of Security Holders........................11

Item 5.      Other Information..........................................................11

Item 6.      Exhibits and Reports on Form 8-K...........................................11

Signatures   ...........................................................................12

Exhibit Index...........................................................................13

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

I N T R O D U C T I O N


THE STATEMENTS INCLUDED IN THIS FIRST QUARTER 10Q ("REPORT") REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY CAUTIONS THE READER THAT ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (i) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY NORLAND MEDICAL SYSTEMS (THE "COMPANY"); (ii) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (iii) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PHYSICIANS; (iv) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (V) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET; (vi) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (vii) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (viii) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS; (ix) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (x) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (xi) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES; (xii) THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES;
(xiii) THE OUTCOME OF PENDING LITIGATION; AND (xiv) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC FACTORS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. NOTHING CONTAINED IN THE REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROTECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets

                                                                       March 31,
                                                                          2001           December 31,
                                                                       (unaudited)           2000
                                                                       -----------       ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                 $ --          $53,289
    Accounts receivable - trade, less allowance for
       doubtful accounts of $282,500 and $301,000, respectively          1,466,870        1,496,454
    Inventories, net                                                     1,114,511        1,223,591
    Prepaid expenses and other current assets                              129,655           76,117
                                                                      -------------    -------------
          Total current assets                                           2,711,036        2,849,451
                                                                      -------------    -------------

Property and equipment, net                                                697,452          786,777
Other                                                                        8,008            8,508
                                                                      -------------    -------------
         Total assets                                                   $3,416,496       $3,644,736
                                                                      -------------    -------------
                                                                      -------------    -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable, net of discount                                       1,172,967       $1,159,686
     Accounts payable - related parties                                    162,712          178,338
     Accounts payable - trade                                            1,478,642        1,655,941
     Accrued expenses                                                      921,553        1,098,623
     Accrued warranty expense                                              335,000          335,000
     Unearned service revenue                                              491,338          466,965
     Accrued interest expense                                               56,379           37,586
                                                                      -------------    -------------
          Total current liabilities                                      4,618,591        4,932,139
                                                                      -------------    -------------

Stockholders' equity (deficit):
    Common stock - par value $.0005 per share, 45,000,000
      shares authorized, 30,433,509 and 29,233,509 shares
      issued and outstanding, respectively                                  15,215           14,615
    Additional paid-in capital                                          38,683,805       38,504,405
    Accumulated deficit                                                (39,901,115)     (39,806,423)
                                                                      -------------    -------------
          Total stockholders' equity (deficit)                          (1,202,095)      (1,287,403)
                                                                      -------------    -------------
          Total liabilities and stockholders' equity (deficit)          $3,416,496       $3,644,736
                                                                      -------------    -------------
                                                                      -------------    -------------

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                                 Three Months Ended March  31,
                                                                -------------------------------
                                                                    2001               2000
                                                                ------------       ------------
Revenue                                                         $ 2,878,640        $ 3,979,286
Cost of revenue                                                   1,618,213          2,203,547
                                                                ------------       ------------
Gross profit                                                      1,260,427          1,775,739


Sales and marketing expense                                         668,758          1,233,916
General and administrative expense                                  582,998            811,572
Research and development expense                                     69,699            232,684
                                                                ------------       ------------

              Operating loss                                        (61,028)          (502,433)

Interest expense                                                    (34,039)           (79,655)
Interest income                                                         375              2,898
                                                                ------------       ------------

Loss before income taxes                                            (94,692)          (579,190)

Income tax                                                               --                 --
                                                                ------------       ------------

Net loss                                                        $   (94,692)       $  (579,190)
                                                                ------------       ------------

Basic and diluted weighted average shares                        30,229,065         26,005,118
                                                                ------------       ------------
                                                                ------------       ------------

Basic and diluted loss per share                                $     (0.00)       $     (0.02)
                                                                ------------       ------------
                                                                ------------       ------------

          See accompanying notes to consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         2001             2000
                                                                      ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (94,692)      $  (579,190)
                                                                      ----------      ------------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Amortization expense                                                38,857           171,584
     Depreciation expense                                                65,128           139,313
     Provision for doubtful accounts                                    (18,500)          (40,021)
     Changes in assets and liabilities:
        Accounts receivable                                              46,494           893,027
        Inventories                                                     107,700            22,840
        Non current assets                                                  500                --
        Prepaid expenses and other current assets                       (51,947)          (36,820)
        Accounts payable                                               (192,925)          (64,185)
        Accrued expenses                                               (133,904)          (62,329)
                                                                      ----------      ------------
           Total adjustments                                           (138,597)        1,023,409
                                                                      ----------      ------------
              Net cash (used in) provided by operating
                activities                                             (233,289)          444,219
                                                                      ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        --           (14,952)
   Other                                                                     --                --
                                                                      ----------      ------------
        Net cash used in investing activities                                --           (14,952)
                                                                      ----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings                                             --         2,369,000
   Payments on bank borrowings                                               --        (2,516,000)
   Issuance of common stock                                             180,000               500
                                                                     ----------      ------------
        Net cash provided by (used in) financing activities             180,000          (146,500)
                                                                     ----------      ------------

Net (decrease) increase in cash                                         (53,289)          282,767

Cash and cash equivalents at beginning of period                         53,289            67,666
                                                                      ----------      ------------

Cash and cash equivalents at end of period                                 $ --       $   350,433
                                                                      ----------      ------------
                                                                      ----------      ------------

          See accompanying notes to consolidated financial statements.

                 NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The consolidated financial statements of Norland Medical Systems, Inc. and Subsidiaries (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, and included in the Company's Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2001. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

(2)      INVENTORIES

As of March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                                               March 31, 2001    December 31, 2000
                                                               --------------    -----------------
     Raw materials, product kits,
      spare parts and
      sub-assemblies                                               $998,058           $966,652
     Work in progress                                               153,863            334,090
     Finished goods                                                 774,360            734,619
     Inventory reserve                                             (811,770)          (811,770)
                                                                ------------       ------------
                                                                 $1,114,511         $1,223,591
                                                                ============       ============

(3)   CASH FLOWS

Cash paid for interest was $1,965 and $31,251 for the three months ended March 31, 2001 and 2000, respectively. Cash paid for income taxes was $60,000 and $3,169 for the three months ended March 31, 2001 and 2000, respectively.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN ITEM 1 OF THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENT WHICH INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE DESCRIBED IN THE INTRODUCTION TO THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED IN THE INTRODUCTION.

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2001 decreased $1,100,646 (or 27.7%) to $2,878,640 from $3,979,286 from the comparable period of fiscal 2000. The decrease in sales was the result of significantly decreased sales of the Company's DXA-based systems in the United States. Sales of complete bone densitometry systems represented 82.0% and 83.1% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Sales in the United States have been negatively affected by changes in the Medicare reimbursement rates for bone densitometry tests. Lower reimbursement rates by Medicare caused clinics and hospitals to reduce testing and therefore lowered demand for bone densitometry equipment. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring systems to the market systems that can be operated more profitably by end users at the applicable reimbursement levels.

The Company intends to expand its network of U.S. third party dealers, distributors and independent representatives to exploit the country's large market of gynecologists and primary care physicians, and to its sales in the hospitals, imaging and mammography center markets. As part of this expansion, distribution agreements were signed with Cooper Surgical, Inc. in November 2000 and with Marconi Medical System, Inc. in January 2001. However, there can be no assurance that the Company will be able to significantly increase distribution of its products as a result of such agreements.

Cost of revenue as a percentage of revenue was 56.2 % and 55.4% for the three months ended March 31, 2001 and 2000, respectively, resulting in a gross margin of 43.8% for the three months ended March 31, 2001 compared to 44.6% for the comparable period of 2000.

Sales and marketing expense for the three months ended March 31, 2001 decreased $565,158 (or 45.8%) to $668,758 from $1,233,916 for the three months ended March 31, 2000, and decreased as a percentage of revenue to 23.2% from 31.0%. The dollar decrease was primarily due to a reduction in commission costs, personnel reductions and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense for the three months ended March 31, 2001 decreased $228,574

(or 28.2%) to $582,998 from $811,572 for the three months ended March 31, 2000 and decreased as a percentage of revenue to 20.3% from 20.4%. The decrease was attributable to a reduction in personnel that was completed in the fourth quarter of fiscal year 2000.

Research and development expense for the three months ended March 31, 2001 decreased $162,985 (or 70.0%) to $69,699 from $232,684 for the three months ended March 31, 2000, and also decreased as a percentage of revenue to2.4 % from 5.8%. The dollar decrease was primarily attributable to a one time reduction in personnel. Spending on research and developments is not expected to change significantly from the fiscal 2001 level.

Interest expense decreased $45,616 (57.3%) to $34,039 for the three months ended March 31, 2001 from $ 79,655 for the three months ended March 31, 2000. Interest expense for both periods represents interest on the Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. Interest in the first quarter 2001 is lower as the Company line of credit was paid and not renewed in August 2000.

The Company had a net loss of $94,692 ($0.00 per share based on 30,229,065 weighted average shares) for the three months ended March 31, 2001 compared to a net loss of $579,190 ($0.02 per share based on 26,005,118 weighted average shares) for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $53,289. At March 31, 2001, the Company had cash of $0. The decrease in cash was due to several reasons: the reduction in accounts payable; accrued expenses; payment of taxes; this decrease was partially offset by the sale of common stock, increased collections of accounts receivable and a reduction in inventory.

At the present time, capital expenditures for the balance of fiscal year 2001 are not expected to be significant. The Company's most significant cash needs are for the purchase of inventory associated with its diversification program. The Company may fund these purchases with equity, cash available from operations and/or, other financing arrangements. There can be no assurance that the Company will be successful in obtaining such financing. In the first quarter of fiscal year 2000, the Company funded $500,000 of inventory purchases through the issuance of its common stock.

In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and launch new products through its diversification program. There can be no assurance that these efforts will be successful.

The nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

FORWARD-LOOKING STATEMENTS

As indicated in the Introduction to this Report, forward-looking statements, including those contained in this Management's Discussion and Analysis section, are subject to risks and uncertainties. This section includes forward-looking statements with respect to the effect of reimbursement rates on future sales and product mix, future capital expenditures and the Company's plans for funding its ongoing operations. Such forward-looking statements are subject to the factors cited in the Introduction.

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

                                       Expected Maturity Dates                     Fair Value
                                      --------------------------                  ------------
                                        2001         Thereafter       Total         March 31,
                                        ----         ----------       -----         ---------
                                                                                      2001
                                                                                      ----
NOTE PAYABLE

Fixed interest rate -  6.5%           $1,172,967                    $1,172,967       $1,172,967


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

                                  NORLAND MEDICAL SYSTEMS, INC.
                                  (Registrant)


Date: May 14, 2001                /s/  Reynald G. Bonmati
                                  ---------------------------------------
                                  Reynald G. Bonmati
                                  President


Date: May 14, 2001                /s/  Richard Rahn
                                  ---------------------------------------
                                  Richard Rahn
                                  Vice President Finance
                                  (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX



Number        Description
------        ------------

27            Financial Data Schedule
