Form 10-Q
period 2001-06-30
NORLAND MEDICAL SYSTEMS INC
filed 2001-08-13
CIK 946428

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------

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

Yes |X|            No |_|

         As of August 10, 2001, 30,433,509 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

                          NORLAND MEDICAL SYSTEMS, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                            Page
                                                                            ----
Title Page....................................................................1

Document Table of Contents....................................................2

Introduction..................................................................3

PART I       FINANCIAL INFORMATION............................................4

Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets............................4
             Condensed Consolidated Statements of Operations..................5
             Condensed Consolidated Statements of Cash Flows..................6
             Notes to Condensed Consolidated Financial Statements.............7

Item 2.      Management's Discussion and Analysis of Financial
              Conditionand Results of Operations..............................9

Item 3.      Quantitative and Qualitative Disclosures About Market Risks.....12

PART II      OTHER INFORMATION...............................................13

Item 1.      Legal Proceedings...............................................13

Item 2.      Changes in Securities...........................................13

Item 3.      Defaults Upon Senior Securities.................................13

Item 4.      Submission of Matters to a Vote of Security Holders.............13

Item 5.      Other Information...............................................13

Item 6.      Exhibits and Reports on Form 8-K................................14

Signatures...................................................................15

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

I N T R O D U C T I O N

THE STATEMENTS INCLUDED IN THIS FORM 10Q ("REPORT") REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, NORLAND MEDICAL SYSTEMS, INC., (THE COMPANY) CAUTIONS THE READER THAT ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (I) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY THE COMPANY; (II) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (III) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PROVIDERS; (IV) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (V) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET;
(VI) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (VII) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (VIII) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS; (IX) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (X) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (XI) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES; (XII) THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES; (XIII) THE OUTCOME OF ANY LITIGATION COMMENCED AGAINST THE COMPANY; AND (XIV) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC CONDITIONS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. NOTHING CONTAINED IN THIS REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROJECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets
 (Unaudited)

                                                                  June 30,       December 31,
                                                                    2001             2000
                                                                 ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $         --    $     53,289
    Accounts receivable - trade, less allowance for
        doubtful accounts of $282,500, and $301,000
        respectively                                                1,170,332       1,496,454
    Inventories, net                                                1,192,495       1,223,591
    Prepaid expenses and other current assets                          75,567          76,117
                                                                 ------------    ------------
         Total current assets                                       2,438,394       2,849,451
                                                                 ------------    ------------
Property and equipment, net                                           583,239         786,777
Other                                                                   7,808           8,508
                                                                 ------------    ------------
         Total assets                                            $  3,029,441    $  3,644,736
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Note payable,  net of discount                               $  1,186,248    $  1,159,686
    Accounts payable - related parties                                459,882         178,338
    Accounts payable - trade                                        1,488,709       1,655,941
    Accrued expenses                                                  819,079       1,098,623
    Accrued warranty expenses                                         335,000         335,000
    Unearned service revenue                                          468,297         466,965
    Accrued interest expense                                           78,107          37,586
                                                                 ------------    ------------
          Total current liabilities                                 4,835,322       4,932,139
                                                                 ------------    ------------

Stockholders' equity (deficit):
    Common stock - par value $.0005 per share,
      45,000,000 shares authorized, 30,433,509 and
      29,233,509 shares issued and outstanding,
      respectively                                                     15,215          14,615
    Additional paid-in capital                                     38,683,805      38,504,405
    Accumulated deficit                                           (40,504,901)    (39,806,423)
                                                                 ------------    ------------
          Total stockholders' equity (deficit)                     (1,805,881)     (1,287,403)
                                                                 ------------    ------------
          Total liabilities and stockholders' equity (deficit)   $  3,029,441    $  3,644,736
                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                             Three Months Ended June 30,      Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                 2001           2000            2001            2000
                                            ------------    ------------    ------------    ------------

Revenue                                     $  2,183,872    $  3,846,585    $  5,062,512    $  7,825,871
Cost of revenue                                1,303,522       2,119,895       2,921,735       4,323,442
                                            ------------    ------------    ------------    ------------
Gross profit                                     880,350       1,726,690       2,140,777       3,502,429

Sales and marketing expense                      712,725       1,180,075       1,381,483       2,413,991
General and administrative expense               646,852         860,371       1,229,850       1,671,943
Research and development expense                  90,214         146,786         159,913         379,470
Nonrecurring charge                                   --       7,258,036              --       7,258,036
                                            ------------    ------------    ------------    ------------

        Operating loss                          (569,441)     (7,718,578)       (630,469)     (8,221,011)

Interest expense                                 (35,530)        (57,503)        (69,569)       (137,158)
Interest income                                    1,185           1,391           1,560           4,289
                                            ------------    ------------    ------------    ------------

Loss before income taxes                        (603,786)     (7,774,690)       (698,478)     (8,353,880)

Income tax expense                                    --       4,109,841              --       4,109,841
                                            ------------    ------------    ------------    ------------

Net loss                                    $   (603,786)   $(11,884,531)   $   (698,478)   $(12,463,721)
                                            ============    ============    ============    ============

Basic and diluted weighted average shares     30,433,509      26,979,232      30,331,287      26,492,176
                                            ============    ============    ============    ============

Basic and diluted loss per share            $      (0.02)   $      (0.44)   $      (0.02)   $      (0.47)
                                            ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                         Six Months Ended June 30,
                                                       -----------------------------
                                                            2001            2000
                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $   (698,478)   $(12,463,721)
                                                       ------------    ------------
    Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Amortization expense                                   79,172         346,244
      Depreciation expense                                  176,140         289,456
      Nonrecurring charge                                        --       7,258,036
      Provision for doubtful accounts                       (18,500)        (40,596)
      Provision for deferred income taxes                        --       3,969,841
      Changes in assets and liabilities:
        Accounts receivable                                 344,622         684,097
        Prepaid expenses and other assets                     1,250         101,158
        Accounts payable                                    114,312         (88,154)
        Accrued expenses                                   (237,691)       (111,352)
                                                       ------------    ------------
          Total adjustments                                 465,189      12,477,026
                                                       ------------    ------------
            Net cash (used in) provided
            by operating activities                        (233,289)         13,305
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES-
  Purchases of property and equipment                            --        (191,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings                                  --       3,669,000
  Payments on bank borrowings                                    --      (3,451,495)
  Issuance of common stock                                  180,000         125,500
                                                       ------------    ------------
        Net cash provided by financing activities           180,000         343,005
                                                       ------------    ------------
Net (decrease) increase in cash and cash equivalents        (53,289)        164,787

Cash and cash equivalents at beginning of period             53,289          67,666
                                                       ------------    ------------
Cash and cash equivalents at end of period             $          0    $    232,453
                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                 NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. and its subsidiaries (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The Companies condensed consolidated financial statements as of December 31, 2000 was derived from the Company's latest audited consolidated balance sheet. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for these interim periods. The accompanying consolidated balance sheet should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, and included in the Company's Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2001.

The Company has incurred operating losses during each of the last fourteen consecutive quarters and as of June 30, 2001, the Company's current liabilities exceeded its current assets by approximately $2,400,000 and has a stockholders' deficit of approximately $1,800,000. The Company does not currently have an operating line of credit. These matters substantial raise doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the ability to return to profitability.

The Company has been pursuing an aggressive strategy of cost reduction and containment to make a profit on reduced sales. The Company is also pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and new product offerings through its product diversification program. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of bone densitometer inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases of parts and sub-assemblies.

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

(2)      INVENTORIES

As of June 30, 2001 and December 31, 2000 inventories consisted of the following:

                                                         June 30,2001           December 31, 2000
                                                         ------------           -----------------

      Raw materials, product kits, spare
      parts and sub-assemblies                             $1,016,728                    $966,652

      Work in progress                                        223,502                     334,090
      Finished goods                                          764,035                     734,619
      Inventory reserves                                     (811,770)                   (811,770)
                                                           ----------                  ----------

                                                           $1,192,495                  $1,223,591
                                                           ==========                  ==========

(3)      CASH FLOW INFORMATION

Cash paid for interest was $1,965 and $96,425 for the six months ended June 30, 2001 and 2000, respectively. Cash paid for income taxes was $120,000 and $3,169 for the six months ended June 30, 2001 and 2000, respectively.

(4)      NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company has evaluated No. 142 and anticipates that SFAS No. 142 will not impact its consolidated financial statements when adopted.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN ITEM 1 OF THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE DESCRIBED IN THE INTRODUCTION TO THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED IN THE INTRODUCTION.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenue for the six months ended June 30, 2001 decreased $2,763,359 (or 35%) to $5,062,512 from $7,825,871 for the comparable period of 2000. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 78% and 84% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

The Company believes sales in the United States have been negatively affected primarily by changes in the Medicare reimbursement rates for bone densitometry tests. Lower reimbursement rates by Medicare caused clinics and hospitals to reduce testing and therefore lowered demand for bone densitometry equipment. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. In addition, the Company has been operating with very limited cash. The limited cash has adversely affected its manufacturing operations. Until additional financing is secured, production will continue to be negatively affected. Longer term sales will also be influenced by the Company's ability to bring systems to the market that can be operated more profitably by end users at the applicable reimbursement levels.

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

Cost of revenue as a percentage of revenue was 57.7% and 55.2% for the six months ended June 30, 2001 and 2000, respectively, resulting in a gross margin of 42.3% for the six months ended June 30, 2001 compared to 44.8% for the comparable period of 2000. The selling prices of the Company's systems have not been reduced however, the Company has certain fixed manufacturing costs each quarter, and to the extent that revenues are lower in any given quarter, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $1,032,508 (or 43%) to $1,381,483 for the six months ended June 30, 2001 from $2,413,991 for the six months ended June 30, 2000, and decreased as a percentage of revenue to 27.3% from 30.8%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel. These reductions have not significantly impacted sales.

General and administrative expense decreased $442,093 (26%) to $1,229,850 for the six months ended June 30, 2001 from $1,671,943 for the six months ended June 30, 2000, and increased as a percentage of revenue to 24.3% from 21.4%. The dollar decrease was attributable to personnel reductions.

Research and development expense decreased $219,557 (or 58%) to $159,913 for the six months ended June 30, 2001 from $379,470 for the six months ended June 30, 2000, and also decreased as a percentage of revenue to 3.2% from 4.8%. The decrease was primarily attributable to a reduction in personnel. The Company has shifted from hardware and software development to primarily software development, where the Company believes in the short term the impact could improve sales.

During the three months ended June 30, 2000, Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill, and fully reserve against its deferred income tax assets due to impairment. Such charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred income taxes.

Interest expense decreased $67,589 (or 49%) to $69,569 for the six months ended June 30, 2000 from $137,158 for the six months ended June 30, 2000. Interest expense for both periods represents interest on a note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable. The decrease was offset by borrowings under the Company's credit facility during the six months ended June 30, 2000. The credit facility was terminated in August 2000. The decrease in interest income in the six-month period ended June 30, 2001 as compared to June 30, 2000 reflects the Company's reduced cash position.

The Company had a net loss of ($698,478) ($0.02 per share based on 30,331,287 weighted average shares) for the six months ended June 30, 2001 compared to a net loss of ($12,463,721) ($0.47) per share based on 26,492,176 weighted average shares for the six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenue for the three months ended June 30, 2001 decreased $1,662,713 (43%) to $2,183,872 from $3,846,585 for the comparable period of 2000. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 73.2% and 84.8% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Sales of parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 59.7% and 55.1% for the three months ended June 30, 2001 and 2000, respectively, resulting in a gross margin of 40.3% for the three months ended June 30, 2001 compared to 44.9% for the comparable period of 2000. The company has certain fixed manufacturing costs each quarter; to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $467,350 (40%) to $712,725 for the three months ended June 30, 2001 from $1,180,075 for the three months ended June 30, 2000, and increased slightly as a percentage of revenue to 32.6% from 30.7%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel.

General and administrative expense decreased $213,519 (25%) to $646,852 for the three months ended June 30, 2001 from $860,371 for the three months ended June 30, 2000 and increasing as a percentage of revenue to 29.6% from 22.4%.

Research and development expense decreased $56,572 (39%) to $90,214 for the three months ended June 30, 2001 from $146,786 for the three months ended June 30, 2000. These costs increased as a percentage of revenue to 4.1% from 3.8%. The decrease in expenditures was primarily attributable to a reduction in personnel.

 During the three months ended June 30, 2000, Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill, and fully reserve against its deferred income tax assets due to impairment. Such charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred income taxes.

Interest expense decreased $21,973 (38%) to $35,530 for the three months ended June 30, 2001 from $57,503 for the three months ended June 30, 2000. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. Interest for the three-month periods ended June 30, 2000 also includes interest relating to borrowings on a line of credit that was repaid in August of 2000.

The Company had a net loss of ($603,783) ($0.02 per share based on 30,433,509 weighted average shares) for the three months ended June 30, 2001 compared to a net loss of $(11,884,531) ($0.44 per share based on 26,979,232 weighted average shares) for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $53,289. At June 30, 2001, the Company had no cash. The decrease in cash was primarily the result of the payment of operating expenses, a reduction in accrued expenses, partially offset by decreased accounts receivable, increased accounts payable and the $180,000 in proceeds received from the issuance of common stock.

At the present time, capital expenditures for the balance of 2001 are not expected to be significant. The Company's most significant cash needs are for the purchase of inventory associated with its product diversification program. The Company may fund these purchases with equity, cash available from operations and/or other financing arrangements. There can be no assurance that the Company will be successful in obtaining such financing.

In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and increase sales of musculoskeletal products. There can be no assurance that these efforts will be successful.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's policy has been to manage its interest rate risks through use of a fixed rate debt. The Company is in default of the interest due on this note payable as of June 30, 2001 and accordingly the note has been classified as a current liability.

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

Item 2.  CHANGE IN SECURITIES

January 12, 2001, a director of the company purchased 866,667 shares of the Company's common stock from the company for $130,000. January 24, 2001, 333,333 shares of the Company's common stock were issued for $50,000 to the Rossler Trust. The sale of securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc., was held on June 13, 2001.

(b) The following persons were elected as directors of the Company at the Annual Meeting: Jeremy Allen, James J. Baker, Reynald G. Bonmati, Michael
      W. Huber, Andre-Jacques Neusy and Albert Waxman.

(c)   The following matters were voted on at the Annual Meeting:

      (1) The proposal to elect the six persons named in Item 4 (b) as directors of the Company for the ensuing year was approved as follows: 23,484,562 shares in favor of each candidate; 65,475 shares withheld for each candidate; no shares abstaining; and no broker non-votes.

      (2) The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for 2001 was approved as follows:
            23,485,787 shares for; 64,100 shares against; 150 shares abstaining; and no broker non-votes.

Item 5.  OTHER INFORMATION

              None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits furnished:

                      None

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


                                 NORLAND MEDICAL SYSTEMS, INC.
                                 (Registrant)

Date: August 10, 2001            /s/  Reynald G. Bonmati
                                 ------------------------
                                 Reynald G. Bonmati
                                 President

Date: August 10, 2001            /s/  Richard Rahn
                                 ------------------
                                 Richard Rahn
                                 Vice President Finance
                                 (Principal Financial and Accounting Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX
-------------

None