Form 10-Q
period 2001-09-30
NORLAND MEDICAL SYSTEMS INC
filed 2001-11-14
CIK 946428

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

         As of November 12, 2001, 30,433,509 shares of the registrant's Common Stock, $0.0005 par value, were outstanding.

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

Title Page.....................................................................1

Document Table of Contents.....................................................2

Introduction...................................................................3

PART I       FINANCIAL INFORMATION.............................................4

Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets.............................4
             Condensed Consolidated Statements of Operations...................5
             Condensed Consolidated Statements of Cash Flows...................6
             Notes to Condensed Consolidated Financial Statements..............7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risks......13

PART II      OTHER INFORMATION................................................14

Item 1.      Legal Proceedings................................................14

Item 2.      Changes in Securities............................................14

Item 3.      Defaults Upon Senior Securities..................................14

Item 4.      Submission of Matters to a Vote of Security Holders..............14

Item 5.      Other Information................................................14

Item 6.      Exhibits and Reports on Form 8-K.................................14

Signatures....................................................................15

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


I N T R O D U C T I O N


THE STATEMENTS INCLUDED IN THIS FORM 10Q ("REPORT") REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES," "PROJECTS," "ESTIMATES," "PREDICTS," AND SIMILAR EXPRESSIONS ARE ALSO INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, NORLAND MEDICAL SYSTEMS, INC., (THE "COMPANY") CAUTIONS THE READER THAT ACTUAL RESULTS OR EVENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS DUE TO CERTAIN IMPORTANT FACTORS, INCLUDING, WITHOUT LIMITATION, THE FOLLOWING: (I) THE CONTINUED DEVELOPMENT OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT CAN BE MARKETED BY THE COMPANY; (II) THE IMPORTANCE TO THE COMPANY'S SALES GROWTH THAT THE EFFICACY OF NEW THERAPIES FOR THE TREATMENT OF OSTEOPOROSIS AND OTHER BONE DISORDERS BE DEMONSTRATED AND THAT REGULATORY APPROVAL OF SUCH THERAPIES BE GRANTED, PARTICULARLY IN THE UNITED STATES; (III) THE ACCEPTANCE AND ADOPTION BY PRIMARY CARE PROVIDERS OF NEW OSTEOPOROSIS THERAPIES AND THE COMPANY'S ABILITY TO EXPAND SALES OF ITS PRODUCTS TO THESE PROVIDERS; (IV) THE COMPANY MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REIMBURSEMENT POLICIES OF GOVERNMENTAL PROGRAMS (E.G., MEDICARE AND MEDICAID) AND PRIVATE THIRD PARTY PAYORS, INCLUDING PRIVATE INSURANCE PLANS AND MANAGED CARE PLANS; (V) THE HIGH LEVEL OF COMPETITION IN THE BONE DENSITOMETRY MARKET;
(VI) CHANGES IN BONE DENSITOMETRY TECHNOLOGY; (VII) THE COMPANY'S ABILITY TO CONTINUE TO MAINTAIN AND EXPAND ACCEPTABLE RELATIONSHIPS WITH THIRD PARTY DEALERS AND DISTRIBUTORS; (VIII) THE COMPANY'S ABILITY TO PROVIDE ATTRACTIVE FINANCING OPTIONS TO ITS CUSTOMERS AND TO PROVIDE CUSTOMERS WITH FAST AND EFFICIENT SERVICE FOR THE COMPANY'S PRODUCTS; (IX) CHANGES THAT MAY RESULT FROM HEALTH CARE REFORM IN THE UNITED STATES MAY ADVERSELY AFFECT THE COMPANY; (X) THE COMPANY'S CASH FLOW AND THE RESULTS OF ITS ONGOING FINANCING EFFORTS; (XI) THE EFFECT OF REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND OTHER AGENCIES (XII) THE OUTCOME OF ANY LITIGATION COMMENCED AGAINST THE COMPANY; AND (XIII) OTHER RISKS DESCRIBED ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS ALSO SUBJECT TO GENERAL BUSINESS RISKS, INCLUDING ADVERSE STATE, FEDERAL OR FOREIGN LEGISLATION AND REGULATION, ADVERSE PUBLICITY OR NEWS COVERAGE, CHANGES IN GENERAL ECONOMIC CONDITIONS AND THE COMPANY'S ABILITY TO RETAIN AND ATTRACT KEY EMPLOYEES. NOTHING CONTAINED IN THIS REPORT SHOULD BE VIEWED AS SUGGESTING THE EXISTENCE OF A TREND OR PROJECTION OF ANY FUTURE TREND WITH RESPECT TO ANY MATTER. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                    September 30,     December 31,
                                                                        2001              2000
                                                                    ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                       $       --        $     53,289
    Accounts receivable - trade, less allowance for
       doubtful accounts of $282,500, and $301,000 respectively          853,004         1,496,454
    Inventories, net                                                   1,116,592         1,223,591
    Prepaid expenses and other current assets                             94,499            76,117
                                                                    ------------      ------------
          Total current assets                                         2,064,095         2,849,451
                                                                    ------------      ------------

Property and equipment, net                                              557,825           786,777
Other                                                                      7,808             8,508
                                                                    ------------      ------------

         Total assets                                                  2,629,728      $  3,644,736
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Note payable,  net of discount                                     1,199,529      $  1,159,686
    Accounts payable - related parties                                   478,082           178,338
    Accounts payable - trade                                           1,601,729         1,655,941
    Accrued expenses                                                     785,983         1,098,623
    Accrued warranty expenses                                            315,000           335,000
    Unearned service revenue                                             470,795           466,965
    Accrued interest expense                                              95,430            37,586
                                                                    ------------      ------------
          Total current liabilities                                    4,946,548         4,932,139
                                                                    ------------      ------------

Stockholders' equity (deficit):
    Common stock - par value $.0005 per share,
     45,000,000 shares authorized, 30,433,509 and
     29,233,509 shares issued and outstanding,
     respectively                                                         15,215            14,615
    Additional paid-in capital                                        38,683,805        38,504,405
    Accumulated deficit                                              (41,015,840)      (39,806,423)
                                                                    ------------      ------------
          Total stockholders' equity (deficit)                        (2,316,820)       (1,287,403)
                                                                    ------------      ------------

          Total liabilities and stockholders' equity (deficit)      $  2,629,728      $  3,644,736
                                                                    ============      ============

     See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                  2001              2000              2001              2000
                                              ------------      ------------      ------------      ------------
Revenue                                       $  2,024,522      $  2,824,507      $  7,087,034      $ 10,650,378
Cost of revenue                                  1,214,447         1,580,102         4,136,182         5,903,544
                                              ------------      ------------      ------------      ------------
Gross profit                                       810,075         1,244,405         2,950,852         4,746,834

Sales and marketing expense                        660,521         1,079,394         2,042,004         3,493,385
General and administrative expense                 531,730           627,710         1,761,580         2,299,653
Research and development expense                    94,001           137,732           253,914           517,202
Nonrecurring charge                                   --                --                --           7,258,036

            Operating loss                        (476,177)         (600,431)       (1,106,646)       (8,821,442)

Interest expense                                   (34,888)          (50,289)         (104,457)         (187,447)
Interest income                                        126             1,381             1,686             5,670
                                              ------------      ------------      ------------      ------------

Loss before income taxes                          (510,939)         (649,339)       (1,209,417)       (9,003,219)

Income tax expense                                    --               8,668              --           4,118,507
                                              ------------      ------------      ------------      ------------

Net loss                                      $   (510,939)     $   (658,007)     $ (1,209,417)     $(13,121,726)
                                              ============      ============      ============      ============

Basic and diluted weighted average shares       30,433,509        27,045,166        30,365,862        26,676,505
                                              ============      ============      ============      ============

Basic and diluted loss per share              $      (0.02)     $      (0.02)     $      (0.04)     $      (0.49)
                                              ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2001              2000
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (1,209,417)     $(13,121,726)
                                                                   ------------      ------------
       Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
           Amortization expense                                         118,298           346,244
           Depreciation expense                                         184,299           403,430
           Nonrecurring charge                                             --           7,258,036
           Provision for doubtful accounts                              (18,500)          (50,000)
           Deferred income  taxes                                          --           3,969,841
           Other                                                           --              (8,871)
           Changes in assets and liabilities:
                 Accounts receivable                                    661,950         1,006,641
                 Inventories                                             73,197           185,990
                 Prepaid expenses and other assets                      (17,682)           64,835
                 Accounts payable                                       245,532          (392,437)
                 Accrued expenses                                      (270,966)          781,766
                                                                   ------------      ------------
                       Total adjustments                                976,128        13,565,475
                                                                   ------------      ------------
                             Net cash (used in) provided by
                                operating activities                   (233,289)          443,749
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES-
       Purchases of property and equipment                                 --            (242,213)
                                                                   ------------      ------------
       Net cash used in investing activities                               --             242,213
                                                                   ============      ============

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                                   3,669,000
      Payments on bank borrowings                                          --          (3,980,816)
      Issuance of common stock                                          180,000           125,500
                Net cash provided by (used in) financing                180,000          (186,316)
                                                                   ------------      ------------

Net (decrease) increase in cash and cash equivalents                    (53,289)           15,220

Cash and cash equivalents at beginning of period                         53,289            67,666
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $          0      $     82,886
                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                 NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements of Norland Medical Systems, Inc. and its subsidiaries (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The Company's condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's latest audited consolidated balance sheet. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for these interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, and included in the Company's Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2001.

The Company has incurred operating losses during each of the last fifteen consecutive quarters and as of September 30, 2001, the Company's current liabilities exceeded its current assets by approximately $2,900,000 and it has a stockholders' deficit of approximately $2,300,000. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the ability to return to profitability.

The Company continues to pursue an aggressive strategy of cost reduction and containment to make a profit on reduced sales. The Company is also pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing.

In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and new product offerings through its product diversification program. The Company is also continuing to focus its efforts on improving the aging of its accounts receivable and reducing the level of inventory. To do so, the Company has implemented higher credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases of parts and sub-assemblies.

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

(2) INVENTORIES

As of September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                            SEPTEMBER 30,2001  DECEMBER 31, 2000
                                            -----------------  -----------------
Raw materials, product kits, spare parts
and sub-assemblies                             $   869,762       $   966,652
Work in progress                                   309,466           334,090
Finished goods                                     749,134           734,619
Inventory reserves                                (811,770)         (811,770)
                                               -----------       -----------

                                               $ 1,116,592       $ 1,223,591
                                               ===========       ===========

(3) CASH FLOW INFORMATION

Cash paid for interest was $1,965 and $96,425 for the nine months ended September 30, 2001 and 2000, respectively. Cash paid for income taxes was $120,000 and $3,169 for the nine months ended September 30, 2001 and 2000, respectively. The taxes paid in 2001 satisfy an obligation resulting from a state income tax audit, covering the tax year 1997.

(4) NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company has evaluated SFAS No. 142 and anticipates that SFAS No. 142 will not impact its consolidated financial statements when adopted.

In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, adoption of this statement will have on its financial position or results of operations.

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN ITEM 1 OF THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE DESCRIBED IN THE INTRODUCTION TO THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED IN THE INTRODUCTION.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenue for the nine months ended September 30, 2001 decreased $3,563,344 (or 34%) to $7,087,034 from $10,650,378 for the comparable period of 2000. The decrease in revenue was primarily the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 76% and 83% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Sales of Ultrasound devises, QCT systems, parts and services and rental income comprised the balance of revenues for such periods.

The Company believes sales in the United States have been negatively affected primarily by changes in the Medicare reimbursement rates for bone densitometry tests. Lower reimbursement rates by Medicare caused clinics and hospitals to reduce testing and therefore lowered demand for bone densitometry equipment. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. In addition, the Company has been operating with very limited cash. The limited cash has adversely affected its manufacturing operations. Until additional financing is secured, production will continue to be negatively affected. Longer term sales will also be influenced by the Company's ability to bring systems to the market that can be operated more profitably by end users at the applicable reimbursement levels. The Company's focus on improved software would allow the systems to be operated more profitably (easier to use) by the customer.

In an attempt to increase its sales of DXA and Ultrasound measurement systems in the U. S. market the Company has expanded its network of third party dealers, distributors and independent representatives to contact the country's large market of gynecologists and primary care physicians, and access the hospitals, imaging and mammography center markets. As part of this expansion, distribution agreements were signed with Cooper Surgical, Inc. in November 2000 and with Marconi Medical Systems, Inc. in January 2001. On the positive side, the company has experienced modest increases in sales to Cooper and Marconi recently. There can be no assurance that the Company will be able to significantly increase distribution of its DXA and Ultrasound devices as a result of such agreements. In conjunction with the increased focus on the distribution of DXA and Ultrasound devices and as a result of decreasing sales of pQCT systems in North America, the Company, Bionix LLC and Stratec Medizintechnik GmbH agreed to terminate their December 31, 2000 distribution agreement for such pQCT systems and to enter into a new agreement as of August 1, 2001. Under such agreement, the Company will among other things, retain the right to service its pQCT customers, provide assistance with regulatory agencies and receive a finders fee on future sales to all accounts marketed prior to August 1, 2001. The impact of this change is that revenue would be reduced but net income would not be significantly impacted.

Cost of revenue as a percentage of revenue was 58.4% and 55.4% for the nine months ended September 30, 2001 and 2000, respectively, resulting in a gross margin of 41.6% for the nine months ended September 30, 2001 compared to 44.6% for the comparable period of 2000. The Company has taken steps to reduce manufacturing overhead, such as reducing personnel in the purchasing functions, the affect on the gross margin have been small. While the selling prices of the Company's systems have not been reduced, the Company has certain fixed manufacturing costs each quarter, and to the extent that revenues are lower in any given quarter, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $1,451,381 (or 42.0%) to $2,042,004 for the nine months ended September 30, 2001 from $3,493,385 for the nine months ended September 30, 2000, and decreased as a percentage of revenue to 28.8% from 32.8%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel. These reductions have not significantly impacted sales.

General and administrative expense decreased $538,073 (23%) to $1,761,580 for the nine months ended September 30, 2001 from $2,299,653 for the nine months ended September 30, 2000, and increased as a percentage of revenue to 24.9% from 21.6%. The dollar decrease was attributable to personnel reductions. These reductions have not impacted sales volume.

Research and development expense decreased $263,288 or (51.0%) to $253,914 for the nine months ended September 30, 2001 from $517,202 for the nine months ended September 30, 2000, and also decreased as a percentage of revenue to 3.6% from 4.9%. The decrease was primarily attributable to a reduction in personnel. The Company has shifted from hardware and software development to primarily software development, where the Company believes the short term the impact of its research and developments investment could improve sales while controlling costs.

During the three months ended June 30, 2000, Company management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill, and fully reserve against its deferred income tax assets due to impairment. Such charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred income taxes.

Interest expense decreased $82,990 or (44.0%) to $104,457 for the nine months ended September 30, 2001 from $187,447 for the nine months ended September 30, 2000. Interest expense for both periods represents interest on a note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. The decrease in interest expense reflects the reduced outstanding principal balance of the Note payable and reduced borrowings under the Company's credit facility during the nine months ended September 30, 2000. The credit facility was terminated in August 2000. The decrease in interest income in the nine-month period ended September 30, 2001 as compared to September 30, 2000 reflects the Company's reduced cash position.

The Company had a net loss of ($1,209,417) ($0.04) per share based on 30,365,862 weighted average shares for the nine months ended September 30, 2001 compared to a net loss of ($13,121,726) ($0.49) per share based on 26,676,505 weighted average shares for the nine months ended September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenue for the three months ended September 30, 2001 decreased $799,985 (28%) to $2,024,522 from $2,824,507 for the comparable period of 2000. The decrease in revenue was the result of significantly decreased sales of the Company's DXA-based bone densitometry systems in the United States. Sales of complete bone densitometry systems represented 71% and 81% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Sales of Ultrasound devises, QCT systems, parts and services and rental income comprised the balance of revenues for such periods.

Cost of revenue as a percentage of revenue was 60.0% and 56.0% for the three months ended September 30, 2001 and 2000, respectively, resulting in a gross margin of 40.0% for the three months ended September 30, 2001 compared to 44.0% for the comparable period of 2000. The company has certain fixed manufacturing costs each quarter; to the extent that revenues are lower, such fixed costs have a more negative impact on gross margins.

Sales and marketing expense decreased $418,873 (39%) to $660,521 for the three months ended September 30, 2001 from $1,079,394 for the three months ended September 30, 2000, and decreased as a percentage of revenue to 32.6% from 38.2%. The dollar decrease was primarily due to a reduction in personnel and decreased advertising, marketing, promotion and travel related expenses incurred by sales and customer service personnel. Management does not consider these reductions to have had a significant impact on sales.

General and administrative expense decreased $95,980 (15%) to $531,730 for the three months ended September 30, 2001 from $627,710 for the three months ended September 30, 2000 and increased as a percentage of revenue to 26.3% from 22.0%. The decrease in cost is attributed to a reduction in personnel, supplies and insurance costs.

Research and development expense decreased $43,731 (32.0%) to $94,001 for the three months ended September 30, 2001 from $137,732 for the three months ended September 30, 2000. These costs decreased as a percentage of revenue to 4.6% from 4.9%. The decrease in expenditures was primarily attributable to a reduction in personnel. The Company is narrowing its focus to software development and reducing its efforts in hardware development. The Company believes improved software will increase sales and control costs.

Interest expense decreased $15,401 (31.0%) to $34,888 for the three months ended September 30, 2001 from $50,289 for the three months ended September 30, 2000. Interest expense for both periods represents interest on a Note payable issued by the Company in connection with the acquisition of Norland Corporation on September 11, 1997. Interest for the three-month periods ended September 30, 2000 also includes interest relating to borrowings on a line of credit that was repaid in August of 2000.

The Company had a net loss of ($510,939) ($0.02) per share based on 30,433,509 weighted average shares for the three months ended September 30, 2001 compared to a net loss of ($658,007) ($0.02)
per share based on 27,045,166 weighted average shares for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash of $53,289. At September 30, 2001, the Company had no cash. The decrease in cash was primarily the result of the payment of operating expenses, a reduction in accrued expenses, this increase was partially offset by decreased accounts receivable, increased accounts payable, increased related party payables, and the proceeds received from the issuance of common stock. A favorable component to the changes in liquidity is the increase in common stock and related party payables resulting from equity and debentures issued to officers and directors of the company.

At the present time, capital expenditures for the balance of 2001 are not expected to be significant and will be funded from operations. The Company's most significant cash needs are for the purchase of inventory associated with its product diversification program. The Company may fund these purchases with equity, cash available from operations and/or other financing arrangements. There can be no assurance that the Company will be successful in obtaining such financing.

In order to increase its cash flow, the Company is continuing its efforts to stimulate sales of bone densitometers and increase sales of musculoskeletal products. This increased effort refers to the distribution agreements signed with Cooper Surgical and Marconi Medical Systems mentioned elsewhere. There can be no assurance that these efforts will be successful.

The Company has been seeking additional equity and debt financing. The Company does not have a commitment for such bank financing or other financing at this time, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could have a materially adverse effect on the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's major financial market risk exposure is changing interest rates, primarily in the Unites States. The Company's policy has been to manage its interest rate risks through use of fixed rate debt. The Company is in default of the interest due on its note payable as of September 30, 2001 and accordingly the note has been classified as a current liability.

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


                                            NORLAND MEDICAL SYSTEMS, INC.
                                            (Registrant)


Date: November 12, 2001                     /s/  REYNALD G. BONMATI
                                            ------------------------
                                            Reynald G. Bonmati
                                            President


Date: November 12, 2001                     /s/  RICHARD RAHN
                                            ------------------
                                            Richard Rahn
                                            Vice President Finance
                                            (Principal Financial and Accounting
                                            Officer)

NORLAND MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

None