Form 10-K
period 2001-12-31
NORLAND MEDICAL SYSTEMS INC
filed 2002-03-12
CIK 946428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001          Commission File No. 0-26206

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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

              The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 8, 2002 was $2,282,550 based on the price of the last reported sale on the OTC Bulletin Board.

              As of March 8, 2002 there were 29,544,621 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       Documents Incorporated By Reference

              Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference to the Norland Medical Systems, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders and this Form 10-K is an enclosure to such Proxy Statement. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS
                                                                           Page

INTRODUCTION.................................................................3

ITEM 1.     BUSINESS.........................................................3

ITEM 2.     PROPERTIES......................................................17

ITEM 3.     LEGAL PROCEEDINGS...............................................17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................18

ITEM 6.     SELECTED FINANCIAL DATA.........................................18

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................20

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISKS....................................................28

ITEM 8.     FINANCIAL STATEMENTS ...........................................29

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................53

ITEMS 10, 11, 12 and 13.....................................................53

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K........................................................54

INTRODUCTION

         The statements included in this Report regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Norland Medical Systems, Inc. "the Company" cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans;
(vi) the high level of competition in the bone densitometry market; (vii) changes in bone densitometry technology; (viii) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (ix) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (x) changes that may result from health care reform in the United States may adversely affect the Company; (xi) the Company's cash flow and the results of its ongoing financing efforts; (xii) the effect of regulation by the United States Food and Drug Administration ("FDA") and other government agencies; (xiii) the effect of the Company's accounting policies; (xiv) the outcome of pending litigation; and (xv) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

         Norland Medical Systems, Inc. and its subsidiaries (collectively, "Norland" or the "Company" or "NMS") develop, manufacture, sell and service a wide range of bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. Osteoporosis progresses as a symptomless disease characterized by bone loss and deterioration of the skeleton, leading to bone fragility and increased risk of fracture. According to the National Osteoporosis Foundation ("NOF"), 28 million Americans, 80% of whom are women, are affected by osteoporosis, and left unchecked, that number is predicted to increase to 41 million by 2015. Driven by the availability of new treatments for bone-related disorders, the Company has been focusing on bringing affordable, state-of-the-art diagnostic technology directly into the physician's office in order to address a number of bone health issues.

         During the past three years, the Company has experienced aggregate losses of approximately $17,091,554 and has incurred a total negative cash flow of approximately $1,088,938 for the same three-year period. The Company does not currently have an operating line of credit. These matters raise doubt about the Company's ability to continue as a going concern. The Company has been pursuing an aggressive strategy of cost reduction and containment to make a profit on reduced sales. Operating expenses for example, for fiscal year 2001, have been reduced by approximately $4,900,000 or 48% from the amount incurred in fiscal year 1999. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to obtain such financing.

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

         On September 11, 1997, the Company purchased all of the outstanding stock of Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV"). Norland Corp. develops and manufactures bone densitometry systems based on dual-energy x-ray absorptiometry ("DXA") technology, which, since 1987, has been a standard for measuring bone mass reduction, one of the primary indicators of osteoporosis. Prior to September 11, 1997, Norland had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec Medizintechnik GmbH ("Stratec"), a former subsidiary of NMS BV which develops and manufactures bone densitometry systems based on peripheral quantitative computed tomography ("pQCT") technology. This agreement was limited to the North American market on December 31, 2000 and was terminated on August 1, 2001.

         The Company's bone diagnostic product line has five types of bone measurement devices comprised of eight models utilizing several different technologies. The Company manufactures and markets a line of traditional full size DXA-based bone densitometry products. The Excell, the Excell plus and the XR46 are highly effective and offer essential features at competitive prices. Because of the cost, space requirements and training required, these systems are generally found in hospitals, large clinics and research institutions, as opposed to physician's offices, where patients would benefit from timely and easy access to bone density testing and monitoring.

         The Company's peripheral x-ray line of bone densitometers consists of the Apollo DXA, the pDEXA and the Discovery systems, which are lower priced high performance portable systems based on DXA technology. The pDEXA, which scans the forearm, was the first desktop DXA-based system to receive FDA marketing clearance and the first system to receive FDA marketing clearance for use in fracture risk assessment. Sales of the pDEXA were discontinued as of January 1, 2001 as a result of the Company's development efforts and replaced with the Discovery. The Discovery is the forearm-scanning successor to the pDEXA, and was introduced as a prototype in September 1999. The Apollo DXA, which performs scans of the heel in fifteen seconds, was introduced in May 1998.

         In June 1999, the Company acquired certain distribution rights for the C.U.B.A.Clinical ultrasound based bone measurement system that was developed by McCue Plc (the "C.U.B.A.Clinical") (Contact Ultrasound Bone Analyzer). The C.U.B.A.Clinical uses technology to gently apply pressurized water-filled membranes to the patient's heel through which the velocity of sound and broad band ultrasound attenuation readings are measured and analyzed to assess the patient's calcaneus (heel bone). In January 2000, the FDA approved the C.U.B.A.Clinical for sale in the United States. The Company has been selling the C.U.B.A. Clinical in North America, first on an exclusive basis, then on a non-exclusive basis starting January 7, 2002.

         In 1999, the Company announced a product diversification program into musculoskeletal development and pain management. The Company is also seeking additional new diversified products to distribute through its existing network of independent dealers, sales representatives and Company sales personnel. Pursuant to an October 1, 1999 sub-distribution agreement between the Company and Bionix L.L.C. (U.S.) ("Bionix") which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Galileo exercise systems in U.S. hospitals, clinics, group practices and private medical offices involved in sports medicine and physical therapy. The Galileo system features an efficient method of muscle strength development through mechanical stimulation. Pursuant to a separate sub-distribution agreement between the Company and Bionix dated October 1, 1999 which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Orbasone system within the U.S., subject to FDA market clearance. The Orbasone system which provides relief to patients from minor pain in soft tissue is targeted toward orthopedic surgeons, podiatrists, and pain management specialists.

         During 2000, the Company decided to expand its diversification program into urology. Pursuant to a sub-distribution agreement dated February 17, 2000 between the Company and Bionix, which runs through February 28, 2004, the Company obtained the right to exclusively distribute the Genestone 190 within the U.S. The Genestone 190 is a novel lithotripter used to treat kidney stones, which has received premarket approval from the FDA. In late 2001, the Genestone 190 was introduced to VA hospitals, community hospitals and mobile services of the Health Care Products division of Philips Medical Systems, Inc. the Company's exclusive distributor. The Company's Chairman controls Bionix.

Recent Developments

         On February 27, 2002, the Company agreed to sell its bone measurement business to CooperSurgical Acquisition Corp. Inc., the women's health care business of the Cooper Companies, Inc. (NYSE: COO) and the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. In consideration for the sale of substantially all its assets (the "Proposed Asset Sale"), the Company is to receive up to a maximum of $12 million comprised of $3.5 million at closing (subject to post-closing adjustment), a holdback of $1.5 million (to be released to the Company upon specified conditions) and certain potential earn-out payments based on the net sales of certain products over a three-year period. If the Proposed Asset Sale is consummated, after paying transaction-related expenses, the Company intends to use the net proceeds (i) to fund its research and development programs (including the development of non-invasive musculoskeletal devices); (ii) for general corporate purposes; (iii) to meet its working capital needs; and (iv) to satisfy certain indebtedness of the Company, including an aggregate of approximately $463,888 (including accrued and unpaid interest) to repurchase promissory notes previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation. None of the proceeds from the Proposed Asset Sale will be distributed to any shareholders of the Company. The transaction is subject to customary closing conditions, including the Company's shareholders' approval as well as satisfactory completion of due diligence by CooperSurgical Acquisition Corp. Inc.

         If the Proposed Asset Sale is consummated, the Company intends to market, sell and service a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports division. The healthcare division will market, sell and service (1) peripheral quantitative computed tomography bone measurement systems, (2) extracorporal shock wave treatment systems and (3) patented exercise systems, all of which are used for diagnosis and physical therapy in sports medicine, rehabilitative medicine, pain management and urology. The sports division will market, sell and service patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public.

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

         There are a number of different types of technologies that can be used to assess bone mineral status. Single photon absorptiometry ("SPA") uses a single energy radioactive source and has limited ability to measure bone in complex body regions. Dual photon absorptiometry ("DPA") reduces measurement error through complex body regions by using a dual-energy radioactive source. X-ray-based systems provide improved precision, faster scan times and lower operating costs as compared to single and dual photon absorptiometry and have largely replaced SPA and DPA technology. Single-energy x-ray absorptiometry ("SXA") technology replaces the radioactive source with a single energy X-ray source. DXA, which has become the standard for bone mass analysis, uses a dual-energy X-ray source. Radiographic absorptiometry ("RA") measures bone density from two X-ray images of the hand. Although it does not require a dedicated bone densitometry system since it uses traditional X-ray equipment, RA does not provide point of care measurement of bone density, as the radiographs have to be sent out to a laboratory for interpretation. All of these technologies produce only two-dimensional (planar) measurements. Quantitative computed tomography ("QCT") is capable of separate, three-dimensional measurement of cortical and trabecular bone, providing volumetric density and allowing more precise assessment of the biomechanical soundness of the bone. Ultrasound technology measures the velocity of sound and broad band attenuation. Ultrasound has recently been improved to the point that it has gained acceptance as a viable technology to assess bone at peripheral sites. In vitro diagnostic testing (biochemical markers) measures the level of certain byproducts in body fluids to determine the rate of bone resorption and bone formation. However, these tests do not provide information about bone mass or bone structure and cannot be used independently to diagnose osteoporosis or assess fracture risk. Nevertheless, the Company believes that biochemical marker testing may complement bone densitometry in monitoring the effectiveness of drug therapies.

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

        The Discovery, developed as a prototype in September 1999, is based on the pDEXA, which was the first system to bring DXA-based technology to the desktop. The Discovery and the pDEXA measure the forearm at a site that is mostly cortical bone and at another site that is mostly trabecular bone. The software used in the devices measures bone mineral content ("BMC") and BMD as well as make comparisons to normal reference populations and to the patient's prior examinations. They also provide skeletal images of the region of interest as well as graphical presentations of the results. In January 1998, the pDEXA became the first bone densitometry system to receive FDA approval of a Fracture Risk Assessment Option.

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

         The Galileo 2000, 900, XS and 100 systems are devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 20 to 25 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 25 times per second. The Galileo systems target the leg and lower back (Galileo 2000, XS and 900), the arm and shoulder muscles (Galileo
100). Based on its larger size, the Galileo 2000 has the potential for a more robust exercise routine, than the Galileo 900 and XS systems.

Pain Management Systems

         In 1999, the Company announced a product diversification program into pain management systems that began generating modest sales of such products in fiscal year 2000. Pursuant to an October 1, 1999 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Orbasone system within the U.S. for a four-year period. The Orbasone is made by MIP GmbH, a Swiss Corporation ("MIP") and exclusively sold to Bionix according to a distribution agreement. The Orbasone was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21 CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. The Orbasone delivers energy waves that provide relief to patients from minor pain in soft tissues at the treatment site, which is typically, the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist. On June 21, 2000, the FDA informed MIP that the FDA erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing.

Lithotripsy Systems

         In fiscal year 2000, the Company further expanded its product diversification program into urology. Pursuant to a February 17, 2000 distribution agreement between the Company and Bionix, the Company obtained the right to exclusively distribute the Genestone 190 System within the U.S. for a four-year period. The Genestone 190 is made by Genemed GmbH, a Swiss Corporation ("Genemed") and exclusively sold to Bionix according to a distribution agreement. The Genestone 190 has obtained premarket approval from the FDA and therefore, may be sold in the U.S. It is a compact lithotripter used by urologists to treat kidney stones. It uses shock wave technology to fragment upper urinary tract stones such as renal calyceal stones, renal pelvic stones and upper ureteral stones. Its relative low cost and transportability makes it suitable for private urology practices, community hospitals and mobile services. The Company did not sell any Genestone systems during fiscal year 2001. In late 2001, the Genestone 190 was introduced to VA hospitals, community hospitals and mobile services of the Health Care Products division of Philips, the Company's exclusive distributor.

Product Development

        The Company focuses its product development on DXA-based bone densitometry systems. At March 31, 2001, the Company had 3 persons engaged in research and development who were all devoted to software development. Product development work with respect to other bone densitometry systems, musculoskeletal development products and pain management systems are performed by the companies (Bionix LLC, McCue Plc, Stratec, Novotec, Genemed and MIP) that supply the Company with their respective products.

Sales and Marketing

         The Company currently employs five regional sales managers, two of whom cover the United States and three of whom cover Europe, the Middle East and Asia (other than the Pacific Rim), Latin America and the Pacific Rim, respectively. The Company's customers are primarily third party dealers and distributors. The Company also sells directly to end-users in those markets where the Company does not have third party dealers or distributors. The Company typically uses an exclusive dealer, independent representative or distributor to cover one or more states, a single country or portions thereof. Each Company regional sales manager is responsible for the support and supervision of several dealers, distributors and independent representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. In 1997, the Company opened small sales offices in London, from which the regional manager for Europe, Africa and the Middle East operates, and Singapore, where the regional manager for the Pacific Rim operates. The Company intends to expand its network of U.S. third party dealers, distributors and independent representatives to exploit the country's large market of gynecologists and primary care physicians, and to expand its sales in hospitals, imaging and mammography center markets. As part of such expansion, distribution agreements were signed with CooperSurgical, Inc. in November 2000 and with the Health Care Products Division of Philips Medical System, Inc. in January 2001.

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

        The Company sold products in 33 countries in fiscal year 2001. For a more detailed breakdown of the Company's 2001 sales by geographic territory, see
Note 14 to the Company's consolidated financial statements included in Item 8 of this Report.

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

         Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components, including X-ray tubes and detectors, are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that the Company and McCue Plc have sufficient manufacturing capacity to supply the Company's product needs for at least the next twelve months.

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

        Some components are manufactured in accordance with specifications that are specific to the Orbasone and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

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

Customer Support Services

        The Company offers one-year warranties on both the hardware and software included in its systems, as well as extended warranty contracts. The Company and third party service representatives provide warranty services to its customers. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement.

        The Company has no obligation to provide any other services to its third party dealers or distributors or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party dealers, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. On April 1, 2000, the Company signed a service agreement with Philips Medical Systems, Inc. ("Philips"). Under the agreement, Philips will augment the Company's network servicing its traditional DXA systems which consists of the Company's service employees and third party service representatives. The Company also offers training at customer locations and the Company's facilities to end-user customers, third-party dealers and service technicians.

Distribution Agreements

McCue
        The Company and McCue entered into a distribution agreement dated June 17, 1999 granting the Company the right to exclusively distribute the C.U.B.A.Clinical ultrasound system in North America and certain countries in Europe, the Pacific Rim and the Middle East. Under terms of the five-year agreement, there are non-binding sales targets. In addition, in the event that the Company does not purchase a specified minimum number of C.U.B.A.Clinical devices in any twelve-month period starting in January 2001, McCue has the right to make the Company's distribution rights in North America non-exclusive. McCue exercised such right on January 7, 2002.

Bionix
        The Company and Bionix entered into an exclusive sub-distribution agreement with respect to the sale of Stratec pQCT products in North and Latin America through September 30, 2003. Under terms of the sub-distribution agreement, the Company has the right to purchase products at a fixed percentage discount from the product's actual sales price to the customer. As a result of a lack of sales of pQCT systems in Latin America, the sub-distribution agreement was limited to North America on December 31, 2000 and terminated on August 1, 2001.

        The Company and Bionix also entered into two exclusive sub-distribution agreements dated October 1, 1999 with respect to the Orbasone and Galileo systems/products and into an exclusive sub-distributor agreement dated February 17, 2000 with respect to the Genestone 190, each of which products are sold through Bionix pursuant to its distribution agreements with the third party manufacturers. Under the terms of the four-year sub-distribution agreements, the Company may purchase products from Bionix at a fixed percentage discount from contractually stated selling prices with a mechanism to periodically adjust the contractual selling prices. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

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

        Postoperative pain management is reimbursed under limited circumstances. There can be no assurance that HCFA or other third party payors will reimburse patients for pain management systems and pain treatment sessions involving the Orbasone system.

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

Backlog

         Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 2001 and 2000 totaled approximately $755,000 and $835,000, respectively. The Company's ability to ship products depends on its production capacity and that of the other manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

Employees

         At March 12, 2002, the Company had 42 employees, of whom 7 were engaged in direct sales and marketing activities and 8 were engaged in manufacturing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

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

ITEM 3.  LEGAL PROCEEDINGS

         During 2000 a shareholders' class action lawsuit was settled for $1,700,000. The settlement was funded through the Company's directors and officers insurance carrier without any additional liability to the Company. Upon settlement of this case in 2000, the Company reduced to $0 the $150,000 liability which was recorded to cover any additional loss with respect to this matter. This adjustment is reflected in general and administrative expenses within the Company's 2000 statement of operations.

         In the normal course of business, the Company is named as defendant in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2000:

                                   High           Low
                                   ----           ---
First Quarter                      $1.03        $0.41
Second Quarter                      0.69         0.38
Third Quarter                       0.50         0.22
Fourth Quarter                      0.31         0.09

PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 31, 2001:

                                    High          Low
                                    ----          ---
First Quarter                       0.22         0.09
Second Quarter                      0.20         0.07
Third Quarter                       0.18         0.08
Fourth Quarter                      0.09         0.04

         As of March 8, 2002, the sales price per share of Common Stock, as reported by the Over-The-Counter Bulletin Board, was $0.075.

         As of March 8, 2002 there were approximately 75 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

         The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's policy has been to reinvest any earnings in the continued development and operations of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Company began operations in January 1994 as the exclusive distributor throughout much of the world for the bone densitometry products developed and manufactured by Norland Corp. and Stratec. The Company acquired Norland Corp. from NMS BV on September 11, 1997. A Company stockholder controls Stratec. Certain of the Company's stockholders control NMS BV. The Company has no ownership interest in NMS BV or Stratec.

         The financial data as of December 31, 2001 and 2000 and for the periods ended December 31, 2001, 2000 and 1999 has been derived from the consolidated financial statements of the Company for the periods indicated and should be read in conjunction with such financial statements and notes thereto, which are included at Item 8 of this Report, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7 of this Report.




                                                                         Norland Medical Systems, Inc.
                                                                        For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   1997(1)          1998             1999              2000              2001

Statement of Operations Data:
Revenue....................................      $20,530,376     $14,384,491       $17,798,035       $13,402,823       $9,190,880
Cost of revenue............................       15,568,876       8,888,947         9,549,677         7,596,306        5,371,209
                                                ------------ ---------------       -----------       -----------       ----------
  Gross profit.............................        4,961,500       5,495,544         8,248,358         5,806,517        3,819,671

Sales and marketing expense................        5,635,469       6,711,653         5,482,817         4,231,221        2,692,384
General and administrative expense.........        4,688,132       5,690,071         3,377,520         2,701,889        2,279,430
Research and development expense...........          749,847       1,889,583         1,325,116           564,771          336,072
In-process research and development charge.        7,900,000               0                 0                 0                0
Non-recurring charges......................        7,228,287         400,000                 0         7,258,036                0
                                                ------------ ---------------       -----------       -----------       ----------
  Loss from operations                           (21,240,235)     (9,195,763)       (1,937,095)       (8,949,400)      (1,488,215)

Loss on investment in Vitel, Inc...........                0        (260,000)                0                 0                0
Interest expense...........................         (383,962)     (1,289,665)         (273,005)         (216,619)        (148,457)
Interest income............................          345,745          86,168            34,453             5,704                0
                                                ------------ ---------------       -----------       -----------       ----------
  Loss before income taxes (benefit).......      (21,278,452)    (10,659,260)       (2,175,647)       (9,160,315)      (1,636,672)
Income taxes (benefit).....................       (2,694,447)       (946,000)                0         4,118,920                0
                                                ------------ ---------------       -----------       -----------       ----------
  Net loss ................................     $(18,584,005)    $(9,713,260)      $(2,175,647)    $ (13,279,235)    $ (1,636,672)
                                                ============ ===============       ===========       ===========       ==========

Loss per share:
  Basic                                               $(2.60)         $(1.35)           $(0.10)           $(0.49)          $(0.05)
  Diluted                                              (2.60)          (1.35)            (0.10)            (0.49)           (0.05)

Weighted average number of
  Common shares outstanding:...............
   Basic...................................        7,145,465       7,183,032        21,616,010        27,029,566       30,383,098
   Diluted.................................        7,145,465       7,183,032        21,616,010        27,029,566       30,383,098

------------------------------------------------------------------------------------------------------------------------------------
                                                   1997             1998             1999              2000              2001

Balance Sheet Data:
Working capital............................      $11,624,860     $ 2,407,993        $1,124,033       $(2,082,688)     $(3,160,856)
Total assets...............................       29,378,525      19,057,907        17,732,288         3,644,736        2,354,958
Long-term debt.............................       14,439,756       4,685,690         1,106,562                 0                0
Stockholders' equity (deficit).............        7,610,985       8,791,883        11,028,068        (1,287,403)      (2,744,075)

(1)  The results of operations of Norland Corp. have been included from the September 11, 1997 date of acquisition.

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

Critical Accounting Policies And Estimates

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

         The Company believes the following critical accounting policies involve additional management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped and accruals for warranty reserves are provided at the time of shipment based upon past experience. If actual future warranty expense differs from past experience, additional allowances may be required. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company has recorded a valuation allowance to reduce its deferred tax assets. The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

General

         Revenues and costs of revenues for systems and spare parts are generally recognized at the time products are shipped and title passes to the customer. Service revenue is recognized at the time the service is performed. Sales to customers are generally made in U.S. dollars.

         Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec. Under the arrangements with Norland Corp. and Stratec, the margins between their costs of manufacturing the products and the amounts for which the Company sold the products were divided between the Company and the manufacturers as provided in the Company's Distribution Agreement with Norland Corp. and Stratec. On September 11, 1997, the Company acquired Norland Corp. from NMS BV. The $17,500,000 purchase price was paid at closing, $1,250,000 in cash and $16,250,000 by the Company's 7% promissory note issued to NMS BV (the "Purchase Note"). A $1,250,000 principal payment on the Purchase Note was originally payable on March 11, 1998. The Purchase Note was amended to provide that such payment would not be due until such time as the Company receives at least $2,000,000 in proceeds from a debt or equity financing. The balance was payable on September 11, 2002 with a right on the part of the Company to extend the maturity for up to an additional two years. If the maturity was so extended, the applicable interest rate would be subject to increases during the extension period. The Purchase Note provided that it could be repaid at any time and that, except for the $1,250,000 payment referred to above, the Company could make payments of principal by delivering shares of its Common Stock, valued at the average closing price for the five trading days preceding the delivery.

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

As a result of the acquisition of Norland Corp., the Company now receives the entire margin between the cost of Norland Corp. products manufactured after the date of acquisition and the amount for which the Company sells such products. The distribution agreement with Stratec was terminated August 1, 2001.

Result of Operations

          The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of revenue:



----------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December 31,

                                                                           2001           2000             1999
                                                                           ----           ----             ----
Revenue..................................................                  100.0%        100.0%          100.0%
Cost of revenue..........................................                   58.4          56.7            53.7
                                                                           -----         -----           ------
  Gross profit...........................................                   41.6          43.3            46.3

Sales and marketing expense..............................                   29.3          31.6            30.8
General and administrative expense.......................                   24.8          20.2            19.0
Research and development expense.........................                    3.7           4.2             7.4
Non-recurring charges....................................                    0.0          54.2             0.0
                                                                           -----         -----           ------
  Loss from operations...................................                  (16.2)        (66.9)          (10.9)
Interest income..........................................                    0.0           0.0            (0.2)
Interest expense.........................................                    1.6           1.6             1.5
                                                                           -----         -----           ------
  Loss before income taxes...............................                  (17.8)        (68.5)          (12.2)
  Income taxes expense...................................                    0.0         (30.7)            0.0
                                                                           -----         -----           ------
  Net loss...............................................                  (17.8)        (99.2)          (12.2)
                                                                           =====         =====           ======
----------------------------------------------------------------------------------------------------------------

The Company's Year Ended December 31, 2001 Compared to Its Year Ended December 31, 2000.

              Revenue for fiscal year 2001 decreased $4,211,943 (31.4%) from $13,402,823 for fiscal year 2000. The decline in sales is primarily due to lower DXA-based central system sales in the United States and the Pacific Rim region. Sales in the United States, Europe/Middle East and Pacific Rim represented 67.9%, 20.8% and 7.7%, respectively, of total revenue of fiscal year 2001 and 60.6%, 22.0% and 12.5%, respectively, of total revenue for fiscal year 2000. A majority of the Company's revenue for fiscal years 2001 and 2000 was derived from sales of the Excell, Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 76.3% and 78.1% of total revenue for fiscal years 2001 and 2000, respectively. Sales of new musculoskeletal products accounted for less than 1% of sales in fiscal year 2001 compared to 4.4% in fiscal year 2000. Sales of parts and services and rental income comprised the balance of revenue for such periods.

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

              Norland's new musculoskeletal products include four models of the Galileo, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in physical therapy to improve mobility through the rebuilding of muscles. The diversification program includes another product, the Orbasone, a new device designed for use in pain management. The Orbasone was classified in August 1998 by FDA as a Class I therapeutic vibrator (21CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. On June 21, 2000, the FDA informed MIP GmbH, the manufacturer of the Orbasone, that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing. Norland's new urological product, the Genestone 190, has obtained premarket approval from the FDA and therefore, may be sold in the U.S. It is a compact lithotripter used by Urologists to treat kidney stones. The distribution rights for these products were made available to Norland by Bionix L.L.C., in an effort to bolster sales through product diversification. Bionix is a limited liability company controlled by Norland's Chairman. Sales of these new products were less than 1% of sales in fiscal year 2001 and 4.4% of sales in fiscal year 2000, and there can be no assurance that the Company will sell a material quantity of such products.

        Cost of revenue as a percentage of revenue was 58.4% and 56.7% for fiscal years 2001 and 2000, respectively, resulting in a gross margin of 41.6% in fiscal year 2001 compared to 43.3% for fiscal year 2000. The fiscal year 2001 gross margin is 1.7% lower than fiscal year 2000. Selling prices of product remained stable, however, the Company experienced cost increases as inventory was purchased in smaller quantities at a higher price. The lower sales volume meant overhead was spread over fewer units thereby reducing the gross margin.

         Sales and marketing expense decreased $1,538,837 (36.4%) to $2,692,384 for fiscal year 2001from $4,231,221 for fiscal year 2000, and also decreased as a percentage of revenue to 29.3% from 31.6% .The categories that were lower included advertising expenses, labor costs and travel related expenses incurred by sales personnel and third party customer service representatives. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales.

         General and administrative expense decreased $422.459 (15.6%) to $2,279,430 for fiscal year 2001 from $2,701,889 for fiscal year 2000. The dollar decrease was primarily due to decreased consulting fees and lower labor expenses. The Company expects general and administrative expenses to remain at or slightly below the 2001 level in the foreseeable future.

         Research and development expense decreased $228,699 (40.5%) to $336,072 for fiscal year 2001 from $564,771 for fiscal year 2000, and also decreased as a percentage of revenue to 3.7% from 4.2%. The lower 2000 costs reflects the trend started in 1999 and the completion of several projects around mid year. The Company expects the research and development costs to continue at the 2001 levels for the foreseeable future. Personnel reduction implemented late in 2001 reduced costs and will carryover into 2002. Research and development has focused its efforts on software projects that will favorably impact sales in the short term. Product development work with other bone densitometry systems, musculoskeletal development products and pain management systems are performed by the companies that supply the Company with their respective products.

         The Company recognized a non-recurring charge of, $7,258,036 in 2000, and none in 2001. Management evaluated its financial position in 2000 and determined to charge to operations the remaining unamortized cost of goodwill and related tax benefits.

         Interest expense of $148,457 and $216,619 for fiscal years 2001 and 2000, respectively, primarily represents interest on the Purchase Note issued by the Company in connection with the acquisition of Norland Corp. The decrease is attributable to repayment of a line of credit in August 2000.

         The income tax charge as a percentage of loss before income taxes was 0% and 49.2% for the years ended December 31, 2001 and 2000, respectively. The fiscal 2000 charge was due to the management's decision to charge operations for the unrealized deferred taxes carried on its books. Accordingly, net deferred tax assets decreased $3,969,841 to $0 at December 31, 2000. No tax benefit was recorded in 2001.

         The Company had a net loss of $1,636,672 ($0.5 per share) for fiscal year 2001 compared to a net loss of $13,279,235 ($0.49 per share) for 2000.

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

The Company's Year Ended December 31, 2000 Compared to Its Year Ended December 31, 1999.

        Revenue for fiscal year 2000 decreased $4,395,212 (24.7%) to $13,402,823 from $17,798,035 for fiscal year 1999. The decline in sales is primarily due to lower DXA-based central system sales in the United States and the Pacific Rim region. Sales in the United States, Europe / Middle East and Pacific Rim represented 60.6%, 22.0% and 12.5%, respectively, of total revenue for 2000 and 62.6%, 18.6% and 12%, respectively, of total revenue for 1999. A majority of the Company's revenue for fiscal years 2000 and 1999 was derived from sales of the Excell, Eclipse and XR36 central systems. Sales of complete bone densitometry systems represented 78.1% and 86.8% of total revenue for fiscal years 2000 and 1999, respectively. Sales of new musculoskeletal products accounted for 4.4% of sales in 2000 compared to none in 1999. Sales of parts and services and rental income comprised the balance of revenue for such periods.

         Sales in the United States have been negatively affected by changes in the Medicare reimbursement rates for bone densitometry tests. In November 1996, the Health Care Financing Administration ("HCFA") announced changes for 1997 that significantly reduced the reimbursement rate for peripheral bone densitometry tests. In June 1997 HCFA published proposed changes for 1998 that would have increased the reimbursement rate for peripheral systems and significantly reduced the rate for central systems. These proposed reimbursement rates for 1998 were not adopted by HCFA. Instead, the 1998 rates for both peripheral and central systems, as finally adopted, were increased slightly over their applicable rates for 1997. Such reimbursement rates are subject to further changes. Several regional Medicare carriers did not allow any reimbursement for peripheral bone densitometry tests. However, effective July 1, 1998, the HCFA's national policy mandates Medicare coverage of bone density diagnostic tests for qualified individuals. Revenues and the mix of products sold are expected to continue to be influenced by the relative degree of difference in reimbursement rate levels for peripheral and central systems. They will also be influenced by the Company's ability to bring systems to the market that can be operated more profitably by end users at the applicable reimbursement levels. There can be no assurance that the Company will be able to bring such systems to the market.

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

         Norland's new musculoskeletal products include four models of the Galileo, a patent-pending exercise system designed for use in sports medicine to improve muscle strength and in physical therapy to improve mobility through the rebuilding of muscles. The diversification program includes another product, the Orbasone, a novel device designed for use in pain management. The Orbasone was classified in August 1998 by FDA as a Class I therapeutic vibrator (21CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. On June 21, 2000, the FDA informed MIP GmbH, the manufacturer of the Orbasone, that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval, but MIP is seeking reconsideration of this determination and discussions between the FDA and MIP are continuing. Norland's new urological product, the Genestone 190, has obtained premarket approval from the FDA and therefore may be sold in the U.S. It is a compact lithotripter used by Urologists to treat kidney stones. The distribution rights for these products were made available to Norland by Bionix L.L.C., in an effort to bolster sales through product diversification. Bionix is a limited liability company controlled by Norland's Chairman. Sales of these new products were 4.4% of sales in 2000, and there can be no assurance that the Company will sell a material quantity of such products.

        Cost of revenue as a percentage of revenue was 56.7% and 53.7% for 2000 and 1999, respectively, resulting in a gross margin of 43.3% in 2000 compared to 46.3% for 1999. The 2000 gross margin is 3% lower than 1999 as there were very few sales of previously reserved inventory items in fiscal year 2000 relative to fiscal year 1999. The increase in gross margin for 1999 as compared to 1998 was primarily the result of the benefits derived in fiscal year 1999 from sale of inventory previously partially reserved for as obsolete (the reserve on such items was $676,439). Such amounts equaled $379,000 in 1999 from sales of relatively low carrying cost refurbished demonstration systems and by the $117,000 of repossessed new bone densitometry systems that were previously written off from the Company's inventory held by a former dealer and repossessed in the third quarter of 1999.

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

        The Company recognized a non-recurring charge of $7,258,036 in 2000 and none in 2001. Management evaluated its financial position in 2000 and determined to charge to operations the remaining unamortized cost of goodwill and related tax benefits. In 1998, the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay a minimum of $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. A $50,000 advance payment was made in 1998, $168,377 was paid in 1999 and $181,623 in 2000.

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

         Liquidity and Capital Resources

         At December 31, 2001, the Company had cash of $16,202 compared to $53,289 at December 31, 2000. The decrease in cash was primarily the result of the payment of operating expenses, payment of accrued expenditures, modest capital expenditures partially offset by decreased accounts receivable, reduction in inventory, and a slight increase in accounts payable. The Company also raised money through the issuance of common stock.

         The Company's accounts receivable decreased $553,583 or 37.0% to $942,871 at December 31, 2001. The reduction primarily reflects lower revenue and strong continued collection efforts.

         Property and equipment as of December 31, 2001 consisted of computer and telephone equipment, a management information system, demonstration systems, office furniture, leasehold improvements, and tooling for the products manufactured by the Company. At the present time, capital expenditures for fiscal year 2002 are estimated to be minimal.

         In connection with the settlement of the litigation relating to the Company's acquisition of Norland Corp., the Purchase Note issued as part of the purchase price for Norland Corp. was amended on December 31, 1998 to, among other things, reduce the principal amount by $8,800,000 and reduce the interest rate from 7% to 6.5%. An additional $1,890,000 of principal was paid by delivering 7,000,000 shares of the Company's common stock to NMS BV. On March 28, 1999, the Company paid $4,310,000 of the remaining $5,560,000 of principal by delivering 11,122,580 shares of Company common stock. Interest payments on the $1,250,000 principal of the Purchase Note are approximately $20,000 per quarter. Interest on the original $16,250,000 of principal for the period from July 1, 1998 through December 31, 1998 ($577,184) was outstanding on December 31, 1998. $455,208 was paid in 1999, and the Company and NMS BV agreed that the remainder was paid in stock during 2000. The Company has been in default of the interest due on the remaining balance of this note since September 30, 2000, and accordingly the note has been classified as a current liability.

         The Company has been seeking additional equity and debt financing. The Company does not have a commitment for any bank financing or other financing at this time, and there can be no guarantee that the Company will be able to obtain such financing. The failure to do so could have a materially adverse effect on the Company and its operations. In addition, the nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, changes in third-party reimbursement in the United States and numerous foreign markets and loss of product distribution rights. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs.

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

Accounting Pronouncements

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company has evaluated SFAS No. 142 and anticipates that SFAS No. 142 will not impact its consolidated financial statements when adopted.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company does not believe there will be a significant impact on its financial position or results of operations.

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


                                       Expected Maturity Date      Fair Value
                                                2002           December 31, 2001
                                       ----------------------  -----------------

A.  Note Payable 6.5%                        $1,159,719                (1)

B.  Related Party Portion 6.5%                   80,267                (1)

C.  Related Party note payable 10%               50,000                (1)

(1) Fair value cannot be reasonably estimated since the unique nature of interest rates, repayment terms, restrictions and all related conditions pertaining to these notes payable do not provide information that would yield a basis for a sound fair value. The company has defaulted with regard to interest payments on the note payable. Accordingly the note has been reclassified as currently payable. A portion of this note was purchased by the Chairman/CEO of the Company and reclassified as a related party note
     (B). In September 2001, a director of the company loaned the Company $50,000, payable in March 2002 at 10% interest (C).

ITEM 8.  FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                     -------
                                                                            Page

Independent Auditors' Reports                                                 30

Financial Statements:

    Consolidated Balance Sheets as of December 31, 2001 and 2000              32

    Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999                                       33

    Consolidated Statements of Changes in Stockholders' Equity (Deficit)
       for the years ended December 31, 2001, 2000 and 1999                   34

    Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000 and 1999                                       35

    Notes to Consolidated Financial Statements                                37

                          Independent Auditors' Report
                          ----------------------------

Stockholders and Board of Directors of
  Norland Medical Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Norland Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norland Medical Systems, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Imowitz Koenig & Co., LLP


New York, New York

February 8, 2002
(except for Note 15, which is dated February 27, 2002)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Stockholders and Board of Directors of
  Norland Medical Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Norland Medical Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. Our audits also included the 2000 and 1999 information included in the financial statement schedule. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norland Medical Systems, Inc.
and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2000 and 1999 information included in such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 30, 2001



                          NORLAND MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        as of December 31, 2001 and 2000

                                     ASSETS


                                                                              2001           2000
                                                                             -----           ----
 Current assets:
      Cash                                                                 $ 16,202      $  53,289
      Accounts receivable - trade, less allowance for doubtful
         accounts of $282,500 and $301,000 at December 31, 2001
         and 2000, respectively                                             942,871      1,496,454
      Inventories, net                                                      900,632      1,223,591
      Prepaid expenses and other current assets                              78,472         76,117
                                                                      -------------    -----------
          Total current assets                                            1,938,177      2,849,451
                                                                      -------------    -----------
 Property and equipment, net                                                408,973        786,777
 Other                                                                        7,808          8,508
                                                                      -------------    -----------
          Total assets                                                   $2,354,958    $ 3,644,736
                                                                      =============    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

      Notes payable related parties                                        $130,267    $        --
      Note payable - net of discount                                      1,122,529      1,159,686
      Accounts payable - related parties                                    487,981        178,338
      Accounts payable - trade                                            1,659,742      1,655,941
      Accrued expenses                                                      849,903      1,098,623
      Accrued warranty expense                                              255,000        335,000
      Unearned service revenue                                              472,505        466,965
      Accrued interest expense                                              121,106         37,586
                                                                      -------------    -----------
          Total current liabilities                                       5,099,033      4,932,139
                                                                      -------------    -----------

 Stockholders' deficit:
     Common Stock -30,433,509 and 29,233,509 shares issued
     and outstanding and  45,000,000 shares authorized
     at both December 31, 2001 and 2000.                                     15,215         14,615
 Additional paid-in capital                                              38,683,805     38,504,405
 Accumulated deficit                                                    (41,443,095)   (39,806,423)
                                                                       ------------   ------------
      Total stockholders' deficit                                        (2,744,075)    (1,287,403)
                                                                       ------------   ------------
      Total liabilities and stockholders' deficit                      $  2,354,958   $  3,644,736
                                                                       ============   ============

              See notes to the consolidated financial statements.





                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000, and 1999


                                                               2001                2000                1999
                                                               -----               -----               ----
Revenue (including sales to affiliates of
  $0, $9,449 and $92,883, in 2001, 2000 and 1999,
  respectively)                                                 $9,190,880         $13,402,823         $17,798,035
Cost of revenue                                                  5,371,209           7,596,306           9,549,677
                                                             -------------       -------------         -----------
  Gross profit                                                   3,819,671           5,806,517           8,248,358

Sales and marketing expense                                      2,692,384           4,231,221           5,482,817
 General and a General and administrative expense                2,279,430           2,701,889           3,377,520
Research and development expense                                   336,072             564,771           1,325,116
Non-recurring charges                                                   --           7,258,036                  --
                                                             -------------       -------------         -----------
Operating loss                                                 (1,488,215)         (8,949,400)         (1,937,095)

Other income (expense):
  Interest expense                                               (148,457)           (216,619)           (273,005)
  Interest income                                                      --               5,704              34,453
                                                             -------------       -------------         -----------
Loss before income taxes                                       (1,636,672)         (9,160,315)         (2,175,647)
Income tax expense                                                      --           4,118,920                 --
                                                             -------------       -------------         -----------
Net loss                                                      $(1,636,672)      $ (13,279,235)        $(2,175,647)
                                                             =============       =============         ===========

Basic and diluted weighted average shares:                      30,383,098          27,029,566          21,616,010

Basic and diluted loss per share:                                  $(0.05)             $(0.49)             $(0.10)

              See notes to the consolidated financial statements.


                          NORLAND MEDICAL SYSTEMS, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT)

                  Years ended December 31, 2001, 2000 and 1999


                                                                                          Additional
                                                                               Common     Paid-In       Accumulated
                                                      Total        Shares      Stock      Capital         Deficit
                                                      ------       -------     ------     --------        -------


Balance as of January 1, 1999                     $ 8,791,883    14,164,031    $7,081  $ 33,136,343     $(24,351,541)

Issuance of shares for stock options exercised              2         3,000         2            --               --

Issuance of common stock                              500,000       666,667       333       499,667               --
Issuance of shares in partial payments of note
   Payable                                          3,911,830    11,122,580     5,561     3,906,269               --
Net loss                                           (2,175,647)           --        --            --       (2,175,647)
                                                  -----------    ----------    ------  ------------     ------------

Balance as of December 31, 1999                    11,028,068    25,956,278    12,977    37,542,279      (26,527,188)

Issuance of shares for inventory                      500,500       888,888       444       500,056               --
Issuance of common stock                              300,000     1,166,666       583       299,417               --
Issuance of stock in payment of note                  163,264     1,221,677       611       162,653               --
Net loss                                          (13,279,235)           --        --            --      (13,279,235)
                                                  -----------    ----------    ------  ------------     ------------

Balance as of December 31, 2000                   (1,287,403)    29,233,509    14,615    38,504,405     (39,806,423)

Issuance of common stock                              180,000     1,200,000       600       179,400
Net loss                                          (1,636,672)            --        --            --      (1,636,672)
                                                  -----------    ----------    ------  ------------     ------------

Balance as of December 31, 2001                  $(2,744,075)    30,433,509   $15,215   $38,683,805    $(41,443,095)
                                                 ============    ==========   =======   ===========    =============


              See notes to the consolidated financial statements.



                          NORLAND MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

                                                                         2001            2000           1999
                                                                        -----           -----         --------
Cash flows from operating activities:
  Net loss                                                          ($1,636,672)   ($13,279,235)    $(2,175,647)
                                                                   -------------  --------------    ------------
  Adjustments to reconcile net loss to net cash used in
  operating activities:
      Non-recurring charges                                                  --       7,258,036              --
      Provision for doubtful accounts                                   (18,500)        (50,000)         45,249
      Deferred income taxes                                                  --       3,969,841        (340,000)
      Amortization expense                                               53,124         648,180         705,455
      Depreciation expense                                              236,252         302,639         574,072
      Inventory recovery                                                     --              --        (676,439)
      Other                                                                  --              --          92,746
      Changes in assets and liabilities:
         Accounts receivable                                            572,083       1,071,129        (685,561)
         Inventories                                                    322,959       1,223,698         953,467
         Prepaid expenses and other current assets                       (1,655)        116,745         (28,713)
         Accounts payable                                               313,444        (756,604)        862,952
         Accrued expenses                                              (239,660)       (643,521)     (1,157,444)
         Income taxes receivable                                             --              --         340,000
                                                                   -------------  --------------    ------------
           Total adjustments                                          1,238,047      13,140,143         685,784
                                                                   -------------  --------------    ------------
                      Net cash used in operating activities            (398,625)       (139,092)     (1,489,863)
                                                                   -------------  --------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (6,934)        (44,401)       (355,733)
  Sale of demonstration equipment                                       148,486         130,932              --
  Loans to officers                                                          --              --          (3,696)
                                                                   -------------  --------------    ------------
    Net cash provided by (used in) investing activities                 141,552          86,531        (359,429)
                                                                   -------------  --------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                180,000         300,000         500,000
  Net bank borrowings (repayments)                                           --        (311,816)        311,816
  Proceeds from stock options exercised                                      --              --               2
  Payments on notes                                                     (10,014)             --              --
  Proceeds from borrowings                                               50,000          50,000              --
                                                                   -------------  --------------    ------------
    Net cash provided by financing activities                           219,986          38,184         811,818
                                                                   -------------  --------------    ------------

Net decrease in cash and cash equivalents                               (37,087)        (14,377)     (1,037,474)

Cash at beginning of year                                                53,289          67,666       1,105,140
                                                                   -------------  --------------    ------------

Cash at end of year                                                   $  16,202       $  53,289        $ 67,666
                                                                   =============  ==============    ===========

              See notes to the consolidated financial statements.


                         NORLAND MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

Noncash investing and financing activities:

On December 31, 1998, March 28, 1999 and June 16, 1999 the Company issued 7000, 4,588,469 and 6,534,111 of shares of common stock, respectively, in satisfaction of portions of the Note Payable. In addition, the principal amount of the Note Payable was reduced on December 31, 1998 by $8,800,000 in connection with the reduction of the purchase price for Norland Corporation.

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

On July 1, 2001, a portion of the Note Payable (described in Note 8) was purchased by the Chairman of the Company. The Company has made payments totaling $10,014 on the note and the balance at December 31, 2001 is $80,267 Cash paid for:
                                2001         2000           1999
                                ----        ------         ------
Income taxes                 $120,000      $  9,079      $    376
Interest expense             $ 11,826      $216,619      $596,069

              See notes to the consolidated financial statements.

                          NORLAND MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

1.     The Company:

Norland Medical Systems, Inc. ("NMS" or the "Company") develops, manufactures, markets, sells, distributes and services bone densitometry systems which aid in the detection and monitoring of bone diseases, and in the assessment of the effect of existing and potential therapies for the treatment of such diseases throughout the world to individual practitioners, hospitals, clinics, research institutions and pharmaceutical companies. NMS also markets and services devices used in sports medicine, rehabilitative medicine, in pain management and urology. NMS has been the distributor of certain medical products and technologies of Bionix L.L.C. (U.S.) ("Bionix") and McCue Plc (U.K.) ("McCue"). Bionix is controlled by the Chairman of NMS and has certain exclusive distribution rights to certain products that it makes available to NMS through exclusive sub-distribution agreements.

During the past three years, the Company has experienced aggregate losses of approximately $17,091,554 and has incurred a total negative cash flow of approximately $1,088,938 for the same three-year period. The Company does not currently have an operating line of credit. These matters raise doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the ability to return to profitability on the sale of some of the Company's significant product lines.

The Company has been pursuing an aggressive strategy of cost reduction and containment to make a profit on reduced sales. Operating expenses in fiscal 2001 were reduced by approximately $4,900,000 or 48% from the amount incurred in fiscal year 1999. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Fair Value of Financial Statements
----------------------------------

Statement of Financial Accounting Standards (SFAS) No. 107, as amended by SFAS No. 119, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.

Management of the Company estimates that all financial instruments of NMS, except notes payable have a fair value equal to the carrying value. Regarding the fair value of the notes payable, it has been determined that fair value cannot be reasonably estimated since the unique nature of interest rates, repayment terms, restrictions and all related conditions pertaining to these instruments do not provide information that would yield a basis for a sound fair value in accordance with guidelines in SFAS 107 and 119.

Revenue and Cost Recognition
----------------------------

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

Stock-based Compensation
------------------------

Stock-based compensation related to employees and directors is accounted for in accordance with Accounting Principles Board Opinion Number 25 "Accounting for Stock Issued to Employees".

Inventory
---------

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Systems used in the Company's short-term rental program are carried in inventory at the lower of cost or net realizable value until the time of sale.

Property and Equipment
----------------------

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

Long-lived Assets
-----------------

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

Income Taxes
------------

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

Research and Development
------------------------

Research and development costs are charged to operations as incurred.

Loss per Share
--------------

Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

Options to purchase 2,319,500, 1,804,500 and 952,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentration of Credit Risk
----------------------------

The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. At December 31, 2001, 2000 and 1999, and for the years then ended, no customer had outstanding trade receivables in excess of 10% of total outstanding trade receivables nor accounted for more than 10% of revenues. The Company sells to customers in various geographic territories worldwide (see Note 14).

Management Estimates
--------------------

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

Foreign Exchange Exposure
-------------------------

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

Accounting Pronouncements
-------------------------

The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company has evaluated SFAS No. 142 and anticipates that SFAS No. 142 will not impact its consolidated financial statements when adopted.

In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2002. The Company does not believe there will be a significant impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company does not believe there will be a significant impact on its financial position or results of operations.

3.     Distribution Agreements:

The Company and McCue entered into a distribution agreement dated June 17, 1999 granting the Company the right to exclusively distribute the C.U.B.A.Clinical ultrasound system in North America and certain countries in Europe, the Pacific Rim and the Middle East. Under terms of the five-year agreement, there are non-binding sales targets. In addition, in the event that the Company does not purchase a specified minimum number of C.U.B.A.Clinical devices in any twelve-month period starting in January 2001, McCue has the right to make the Company's distribution rights in North America non-exclusive. McCue exercised such right on January 7, 2002.

The Company and Bionix, a company of which Reynald G. Bonmati, the President and Chairman of the Board of the Company is President, are parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company has the right to purchase and sell the Orbasone and Galileo systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company has the right to purchase and sell the Genestone 190 systems and products. The Orbasone systems and products have not yet been approved by the U.S. Food and Drug Administration for sale in the U.S.

4.     Non-Recurring and Other Charges:

The Company did not recognize any non-recurring charges in fiscal year 2001. The Company recognized non-recurring charges of $7,258,036 in fiscal year 2000. The Company has incurred operating losses for fifteen consecutive quarters. Although the losses have declined substantially as a result of cost containment measures taken by the Company, gross revenue has continued to decline. Sales of new products associated with the Company's diversification program have not met Company expectations and have not offset the decline in the Company's bone densitometry equipment lines. Further, sales of the Company's Orbasone product (less than 1% of gross sales) have been impacted by the FDA review of the product.

As a result of the above, in the second quarter of fiscal year 2000, the Company's management evaluated its financial position and determined that it would be appropriate to charge to operations the remaining unamortized costs of goodwill due to impairment. In addition, the Company determined that it was more likely than not that the remaining deferred tax assets would not be realized and accordingly increased the valuation allowance to fully provide for the deferred tax assets. (See Note 11). Such second quarter charges aggregated $11,367,877; $7,258,036 for goodwill and $4,109,841 for deferred taxes. The impairment was based on the excess carrying value of the assets over the assets fair value. The fair value of the assets was generally determined as the estimates of future discounted cash flows from operations necessary to realize those assets.

In November 1998, the Company settled certain patent infringement litigation and, in connection with the settlement, agreed to pay a minimum of $400,000 in patent licensing fees, the timing of such payments to be based on future sales of certain products through August 2004. The company paid $117,014, $181,623 and $168,377 in fiscal years 2001, 2000 and 1999, respectively, associated with this settlement.

5.     Inventories:

Inventories consist of the following as of December 31:



                                                     2001                 2000
                                                    -----                 ----

         Raw materials, product kits,
          Spare parts and sub-assemblies           $ 768,436           $966,652
         Work in progress                            192,638            334,090
         Finished goods                              671,028            734,619
         Inventory reserve                          (731,470)          (811,770)
                                                   ---------         ----------
                                                   $ 900,632         $1,223,591
                                                   =========         ==========

6.   Property and Equipment:

Property and equipment consisted of the following as of December 31:

                                                      2001              2000
                                                     -----             -----
         Machinery and equipment                  $1,620,720        $1,628,710
         Demonstration systems                       130,094           278,581
         Tooling                                     712,345           712,345
         Furniture and fixtures                      436,592           436,592
         Leasehold improvements                      116,896           116,896
                                                  ----------        ----------
                                                   3,016,647         3,173,124

         Accumulated depreciation
              And amortization                    (2,607,674)       (2,386,347)
                                                  ----------        ----------
                                                   $ 408,973        $  786,777
                                                  ==========        ==========

7.   Acquisitions:

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

On December 31, 1998, in connection with the settlement of certain litigation (see Note 12), the terms of the Norland Corp. acquisition were amended. Effective as of December 31, 1998, the original $17,500,000 purchase price was reduced to $8,700,000 by reducing the principal amount of the Note from $16,250,000 to $7,450,000 and the annual interest rate was reduced to 6 1/2% from 7%.

8.  Bank Borrowings and Note Payable:

On August 10, 1999, the Company entered into a $2 million bank line of credit agreement in which the Company could make borrowings according to an accounts receivable based formula. Interest on any outstanding borrowings accrued at a variable rate based on prime plus 1.25%. Borrowings under the agreement were collateralized by the Company's assets. In connection with such agreement, the Company had granted to the bank warrants to purchase 20,000 shares of Company common stock at $0.01 per share. As of December 31, 1999, the Company had outstanding borrowings of $311,816 with interest accruing at 9.75%. The line of credit expired on August 11, 2000, the loan was repaid in full and there was no outstanding liability as of December 31, 2000.

In connection with the acquisition of Norland Corp. (See Note 7), consideration included a $16,250,000 Note bearing interest at the rate of 7% per annum beginning September 30, 1997. A $1,250,000 portion of the Note was originally payable in cash on March 11, 1998. The Note was amended to provide that such payment was due until such time as the Company received at least $2,000,000 in proceeds from a debt or equity financing. The remaining principal is due and payable on September 11, 2002. The Company could prepay the Note at any time, pay the principal (except for the $1,250,000 payment referred to above) with shares of Company common stock valued at the time of payment and extend the September 11, 2002 maturity date by up to two years (at increasing interest rates). The Note was collateralized by a pledge of the shares of Norland Corp.

Effective as of December 31, 1998, in connection with the amendment of the terms of the Norland Corp. acquisition, the Note principal was reduced from $16,250,000 to $7,450,000 and the annual interest rate was reduced from 7% to 6 1/2%. The other payment terms, including those with respect to maturity, prepayment and the ability to pay principal by delivering shares of common stock, were not changed. Also on December 31, 1998, the Company paid $1,890,000 in Note principal by delivering 7,000,000 shares of the Company's common stock to NMS BV priced at $0.27 per share, the average closing price for the five trading days prior to December 31, 1998. The fair value of the Note was determined as of the December 31, 1998 amendment date using a market rate of interest of 10.75%, which resulted in the establishment of an $874,310 note discount.

On March 28, 1999, the Company exercised its right to pay $4,310,000 of the remaining $5,560,000 of Note principal by delivering 11,122,580 additional shares of Common Stock priced at $0.3875 per share, the average closing price for the prior five trading days. With the $4,310,000 reduction in Note principal, the Note discount was reduced by $635,170 and the remaining $239,140 of Note discount being amortized using the effective interest method over the Note's remaining term. The fair value of the Note approximates its carrying value. The Company is in default of the interest due on this note since September 30, 2000, and accordingly the note has been classified as a current liability.

During 2001, $90,281 of the Note held by Bones L.L.C., a private investment firm controlled by the Chairman of NMS was transferred to the Chairman (Note 13). Interest on the note remained at 6.5%. Included in notes payable related parties at December 31, 2001 is $80,267 due to the Chairman on the Note (the Company paid $10,014 on the note). The remainder of the Note was held by a third party distributor of NMS products in Japan.


The Note activity described above may be summarized as follows as of December 31, 2001:


  Note principal as of September 11, 1998 acquisition date          $16,250,000
  Reduction in Note principal from reduced purchase price            (8,800,000)
  Payment of Note principal by delivering 18,122,580 shares          (6,200,000)
  Note discount for market rate of interest                             (37,190)
  Part of note Transferred to related Party                             (80,267)
  Payments on Note                                                      (10,014)
                                                                    -----------
  Note payable, net of discount                                     $ 1,122,529
                                                                    ===========

During January 2002, the Company entered into an option agreement to purchase the Note, under certain conditions, from the third party distributor at a discounted amount of $463,888 including accrued and unpaid interest. The option agreement expires on April 30, 2002.

9.  Stockholders' Equity (Deficit):

Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2001 and 2000, there was no preferred stock outstanding.

10.  Compensation Programs:

Stock Option Plan
-----------------

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

Under the 2000 Non-Employee Directors' Stock Option Plan, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director's first election to the Board of Directors and a grant to acquire 5,000 shares is effective on the date of the director's reelection to the Board of Directors. For each of Mr. Allen, Mr. Baker, Dr. Neusy, Mr. Huber and Dr. Waxman, 50,000 options were granted on June 2, 1999 at an exercise price of $0.67 per share, and 5,000 options were granted on June 1, 2000 at an exercise price of $0.531 per share. Each member of the Board of Directors received 5,000 options on June 13, 2001 at an exercise price of $0.085. Directors who are employees of the Company do not receive additional compensation for serving as directors. No member of the Board of Directors was paid compensation during fiscal year 2001 for his service as a director of the Company other than pursuant to the standard compensation arrangement described above.

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly, 1,524,500 shares were repriced to $.15 per share. Subsequent to the option repricing on December 14, 2000, the company measured compensation expense using variable plan accounting. Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2001 or 2000.

  The following is a summary of options related to the 1994 Stock Option Plan and the Board Plan as of December 31:



                                          Range of                          Range of                        Range of
                                        Option Prices                     Option Prices                   Option Prices
                            2001          Per Share          2000           per Share         1999          per Share
                         ------------  ----------------  --------------  ----------------  -----------   ----------------

Options outstanding
at beginning of year       1,804,500        $0.15-0.67         952,000     $0.0005-15.00      867,500      $0.0005-15.00

Cancellations                (31,250)       $0.15-0.67        (283,500)            $0.15      (70,500)        $0.53-6.38

Granted                      546,250        $0.06-0.15       1,137,500        $0.15-0.67      158,000         $0.35-0.67

Exercised                                                       (1,500)          $0.0005       (3,000)           $0.0005
                                                             ---------                       --------

Options outstanding
at end of year             2,319,500                         1,804,500        $0.15-0.67      952,000      $0.0005-15.00
                           =========                         =========                      =========

Options exercisable
at end of year               899,938                           487,438                        430,250
                             =======                         =========                      =========

Additions to
incentive stock
option plan                                                  1,400,000
                                                             =========

Options available
for grant at end of
year                       1,680,500                         2,195,500                        665,000
                           =========                       ===========                       ========

The following table summarizes information about significant groups of stock options outstanding at December 31, 2001:


                           Options Outstanding                          Options Exercisable
                           -------------------                          -------------------


                                            Weighted                                    Weighted
                                             Average                                     Average
                               Weighted     Remaining                     Weighted     Remaining
                               Average      Contractual                    Average    Contractual
 Exercise       Options        Exercise      Life in         Options      Exercise      Life in
  Prices      Outstanding        Price       Years         Exercisable      Price        Years

$0.06-0.13      472,000        $0.075           9              --            --           --

$0.15         1,572,500        $0.150           7           768,688       $0.15            5

$0.53            25,000        $0.530           8             6,250       $0.53            9

$0.67           250,000        $0.670           7           125,000       $0.67            8

Had compensation expense for the Company's 2001, 2000 and 1999 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:



                                           2001          2000         1999
                                           -----        -----         ----

Net loss:
   As reported                        $(1,636,672) $(13,279,235) $(2,175,647)
   Pro forma                          $(1,773,346) $(13,389,074) $(2,707,945)
Loss per share:
   As reported - Basic and diluted         $(0.05)       $(0.49)      $(0.10)
   Pro forma - Basic and diluted           $(0.06)       $(0.49)      $(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2001, 2000, and 1999: dividend yield of 0%, risk-free weighted average interest rate of 4.4%, 5.2% and 6.5%, expected volatility factor of 116%, 128%, and 146%, respectively and an expected option term of 4 years. The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $0.22, $0.27and $2.31 per option, respectively.

401(k) Plan
-----------

Pursuant to the Norland Medical Systems, Inc. and Norland Corporation Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $28,107, $30,403 and $42,703 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  Income Taxes:

The components of income tax expense (benefit) for the years ended December 31 were as follows:


                                      2001            2000            1999
                                     ------           -----           -----

Current:
Federal                             $    --         $    --       $ 340,000
State                                    --         149,079              --
                                     ------      ----------       ---------
                                         --         149,079         340,000
                                     ------      ----------       ---------

Deferred:
Federal                                  --       3,437,882        (340,000)
State                                    --         531,959              --
                                     ------      ----------       ---------
                                         --       3,969,841        (340,000)
                                     ------      ----------       ---------
Total                                $   --      $4,118,920       $      --
                                     ======      ==========       =========


Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:


                                       2001           2000             1999
                                      -----           -----            ----

Statutory income tax rate             (34.0%)         (34.0%)         (34.0%)
Valuation allowance                    39.0%           49.9%           23.1%
State income taxes, net of
 Federal benefit                       (5.0%)           1.6%             --
Non-deductible goodwill                  --            26.5%            9.9%
Other                                    --             0.2%            1.0%
                                      -----           -----            ----
Effective income tax rate               0.0%           44.2%            0.0%
                                      =====           =====            ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below:


                                                       2001           2000
                                                       ----           ----
Deferred tax assets and liabilities:

    Inventory                                   $ 1,099,343        $ 1,141,343
    Allowance for doubtful accounts                 105,373            112,273
    Accrued liabilities                              81,491             74,640
    Other                                             5,177             97,384
    Valuation allowance                          (1,291,384)        (1,425,640)
                                                 -----------        -----------
        Net current deferred tax assets                  --                 --
                                                 -----------        -----------
    Net operating loss carryforwards              4,667,187          5,567,889
    Discount on note payable                        (11,485)           (33,687)
    Other                                            30,286             27,152
    Valuation allowance                          (4,685,988)        (5,561,354)
                                                 -----------        -----------
         Net noncurrent deferred tax assets              --                 --
                                                 -----------        -----------
             Total deferred tax assets           $       --         $       --
                                                 ===========        ===========

Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2001 and 2000, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

The Company has utilizable federal and state net operating loss carryforwards of approximately $14,100,000 at December 31, 2001 for income tax purposes, which expire in 2008 through 2021.

12. Commitments and Contingencies:

Legal Proceedings

Wesley D. Johnson and Pamela S. T. Johnson v. Reynald G. Bonmati, Kurt W. Streams and Norland Medical Systems, Inc. This shareholder's class action was filed in the United States District Court for the Southern District of New York on April 12, 1998 against the Company, Reynald G. Bonmati, its Chief Executive Officer, and Kurt W. Streams, its Chief Financial Officer. The complaint made claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, arising from the Company's announcement on March 16, 1998 that it would be restating its financial statements with respect to the fourth quarter of 1996, and the first three quarters of 1997. The claims were made on behalf of a purported class of certain persons who purchased the Company's Common Stock from February 25, 1997 through March 16, 1998. Plaintiffs sought compensatory damages in an unspecified amount, together with prejudgement interest, costs and expenses (including attorneys' fees and disbursements). On August 10, 1998, prior to the expiration of the defendants' time to respond to the complaint, the lead plaintiff filed an amended complaint purporting to expand the class period through March 31, 1998. On or about December 23, 1999 the parties executed a Stipulation of Settlement, which provides for a settlement of $1.7 million, to be funded solely by the Company's directors and officer's insurance carrier. The United States District Court approved this Stipulation of Settlement at a March 30, 2000 hearing and this case is now settled without any additional liability to the Company. Upon settlement of this case in 2000, the Company reduced to $0 the $150,000 liability, which was recorded to cover any additional loss with respect to this matter. This adjustment is reflected in general and administrative expenses within the Company's 2000 statement of operations.

In addition, in the normal course of business, the Company is named in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Leases

Total rent expense incurred in 2001 and 2000 was $234,339 and $220,532 respectively. The following is a schedule of future minimum lease payments as of December 31, 2001:


                2002                                          201,506
                2003                                          154,184
                2004                                          114,480
                2005                                          114,480
                2006                                           76,320

13.  Related Party Transactions:

Transactions with Certain Directors and Officers

At December 31, 2001, notes payable--related parties consist of the following:

   Bonmati                       $  80,267 (a)
   Huber note                       50,000 (b)
                                 --------------
   Total                          $130,267
                                 =========

(a) In connection with the acquisition of Norland Corp. (Note 7), consideration included a Note Payable (Note 8) issued to the seller, NMS BV. As of December 31, 2001, $80,267 of the Note payable was held by the Chairman of NMS, who purchased the Note from Bones L.L.C., a private investment firm controlled by him. The Company made a payment of $10,014 on the Note when the Chairman purchased the Note. Interest is payable at 6.5%.

(b) The Company has borrowed $50,000 (together with interest at a rate of 10% per annum) from Mr. Huber pursuant to a Note dated September 20, 2001, due by March 31, 2002. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of two events if it: (i) receives at least $2,000,000 from an equity financing or (ii) sells substantially all its assets.

The Company has also borrowed $75,000 (together with interest at a rate of 10% per annum) from Mr. Huber pursuant to a Note dated January 8, 2002, due by June 30, 2002. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of two events if it: (i) receives at least $2,000,000 from an equity financing or (ii) sells substantially all its assets.

The Company has also borrowed $25,000 (together with interest at a rate of 10% per annum) from Mr. Allen pursuant to a Note dated January 9, 2002, due by June 30, 2002. Similarly, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of two events if it (i) receives at least $2,000,000 from an equity financing or (ii) sells substantially all its assets.

Mr. Allen, a director of the Company, provided limited consulting services to the Company during fiscal year 2001. Mr. Allen was not paid cash for his services. Instead, certain options that he was granted in 1997 under the Company's 1994 Plan were repriced from $0.67 to $0.15 in December 2000.

Starting in August of 2001, the Chairman of the Company elected to have his salary deferred. The Company has recorded this as salary expense and as a deferred liability. At December 31, 2001 the amount deferred totaled $190,523 and is included in accounts payable related parties.

Transactions with Bionix

The Company and Bionix, a company of which Reynald G. Bonmati, the President and Chairman of the Board of the Company is President, are parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company has the right to purchase and sell the Orbasone and Galileo systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company has the right to purchase and sell the Genestone 190 systems and products. The Orbasone systems and products have not yet been approved by the U.S. Food and Drug Administration for sale in the U.S. During fiscal year 2001, the Company purchased from Bionix systems and products equal to approximately $488,000.

Transaction with Stratec

During 2001, a NMS shareholder, who is the sole owner of, Stratec Medizintechnik GmbH (Germany) ("Stratec"), sold all of his interest in NMS. During 2001, 2000 and 1999, the Company sold, $0, $9,449 and $92,883, respectively, of products and services to Stratec.

During 2001, 2000 and 1999, the Company purchased, $0, $799,588 and $1,244,766, respectively, from Stratec. The amounts were paid in full at both December 31, 2001 and 2000.

14. Supplemental Sales and Customer Information:

For the years ended December 31, 2001, 2000 and 1999, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors.

The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                           2001                  2000                  1999
                    ----------------   -------------------    ------------------

Pacific Rim         $ 711,973   7.8%   $ 1,670,201   12.5%    $ 2,135,821  12.0%
Europe/Middle East  1,912,485  20.8        661,560    4.9       3,305,159  18.6
Latin America         325,489   3.5      2,945,601   22.0       1,214,493   6.8
                    ---------  ----      ---------   ----       ---------  ----
Export Sales        2,949,947  32.1      5,277,362   39.4       6,655,473  37.4
Domestic Sales      6,240,933  67.9      8,125,461   60.6      11,142,562  62.6
                    ---------  ----      ---------   ----       ---------  ----
                   $9,190,880 100.0%   $13,402,823  100.0%    $17,798,035 100.0%
                   ========== =====    ===========  =====     =========== =====

15. Subsequent Event:
---------------------

On February 27, 2002, the Company agreed to sell its bone measurement business to CooperSurgical Acquisition Corp. Inc., the women's health care business of the Cooper Companies, Inc. (NYSE: COO) and the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. In consideration for the sale of substantially all its assets (the "Proposed Asset Sale"), the Company is to receive up to a maximum of $12 million comprised of $3.5 million at closing (subject to post-closing adjustment), a holdback of $1.5 million (to be released to the Company upon specified conditions) and certain potential earn-out payments based on the net sales of certain products over a three-year period. If the Proposed Asset Sale is consummated, after paying transaction-related expenses, the Company intends to use the net proceeds (i) to fund its research and development programs (including the development of non-invasive musculoskeletal devices); (ii) for general corporate purposes; (iii) to meet its working capital needs; and (iv) to satisfy certain indebtedness of the Company, including an aggregate of approximately $463,888 (including accrued and unpaid interest) to repurchase promissory notes previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation. None of the proceeds from the Proposed Asset Sale will be distributed to any shareholders of the Company. The transaction is subject to customary closing conditions, including the Company's shareholders' approval as well as satisfactory completion of due diligence by CooperSurgical Acquisition Corp. Inc.

If the Proposed Asset Sale is consummated, the Company intends to market, sell and service a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports division. The healthcare division will market, sell and service (1) peripheral quantitative computed tomography bone measurement systems, (2) extracorporal shock wave treatment systems and (3) patented exercise systems, all of which are used for diagnosis and physical therapy in sports medicine, rehabilitative medicine, pain management and urology. The sports division will market, sell and service patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public.


16. Quarterly Financial Data (Unaudited):
-----------------------------------------

                                                                       2001 Quarters
                                    -----------------------------------------------------------------------------------

                                         First          Second           Third           Fourth            Total
                                         ------         -------          ------          -------           -----
Revenue                                  $2,878,640      $2,183,872        $2,024,522     $2,103,846         $9,190,880
Gross profit                              1,260,427         880,350           810,075        868,819          3,819,671
Operating loss                              (61,028)       (569,441)         (476,177)      (381,569)        (1,488,215)
Net loss                                    (94,692)       (603,786)         (510,939)      (427,255)        (1,636,672)

Weighted average shares:
     Basic and diluted                   30,229,065      30,433,509        30,433,509     30,433,509         30,383,098


 Basic and diluted loss per share             $(0.0)         $(0.02)           $(0.02)        $(0.01)            $(0.05)




                                                                       2000 Quarters
                                    -----------------------------------------------------------------------------------

                                         First          Second           Third           Fourth            Total
                                         ------         -------          ------          -------           -----

Revenue                                 $ 3,979,286     $ 3,846,585       $ 2,824,507    $ 2,752,445       $ 13,402,823
Gross profit                              1,775,739       1,726,690         1,244,405      1,059,683          5,806,517
Operating loss                             (502,433)     (7,718,578)         (600,431)      (127,958)        (8,949,400)
Net loss                                   (579,190)    (11,884,531)         (658,007)      (157,507)       (13,279,235)

Weighted average shares:
     Basic and diluted                   26,005,118      26,979,232        27,045,166     27,648,283         27,029,566


 Basic and diluted loss per share            $(0.02)         $(0.44)           $(0.02)        $(0.00)            $(0.49)



                                                NORLAND MEDICAL SYSTEMS, INC.

                                                       SCHEDULE II


                                        VALUATION AND QUALIFYING ACCOUNTS
                               for the years ended December 31, 2001, 2000 and 1999


                                   Balance at         Charged to
                                    Beginning           Costs                          Balance at End
                                   of Period         and Expenses     Deductions          of Period
                                   ----------        ------------     ----------       --------------

2001
----
Allowance for Doubtful
Accounts                            $ 301,000           $(18,500)             --           $282,500
                                   ==========           =========      =========           ========

Obsolescence Reserve                $ 811,771           $(80,301)             --           $731,470
                                   ==========          ==========      =========           ========

2000
----
Allowance for Doubtful
Accounts                            $ 351,000           $(50,000)             --           $301,000
                                    =========           =========      =========           ========

Obsolescence Reserve                $ 650,000           $ 203,923      $(42,152)           $811,771
                                    =========           =========      =========           ========

1999
----
Allowance for Doubtful
Accounts                             $ 300.00            $ 45,249      $   5,751           $351,000
                                     ========           =========      =========           ========

Obsolescence Reserve               $1,400,000          $(676,439)      $ (73,561)          $650,000
                                   ==========          ==========      =========           ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On January 29, 2002, the Company decided not to reappoint Deloitte & Touche LLP ("Deloitte") as its independent accountants and Deloitte was dismissed. The decision to dismiss Deloitte and change accountants was solely dictated by cash flow considerations and was approved by the Audit Committee of the Company's Board of Directors.

No report by Deloitte on the Company's financial statements for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the year ended December 31, 2000 which contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the interim period preceding the date of Deloitte's dismissal, the Company had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make a reference thereto in Deloitte's report on the consolidated financial statements for such periods.

Deloitte has not advised the Company of any reportable event as defined in paragraphs (A) through (D) of Regulation S-K Item 304 (a)(1)(v).

The Company, contemporaneously with the filing of the Form 8-K, shall provide Deloitte with a copy of this disclosure and request that Deloitte furnish a letter to the Company, addressed to the Securities and Exchange Commission, stating that it agrees with the statements made by the Company herein or stating the respects in which it does not agree. Promptly, upon (but in no event later than two business days after) receipt of such letter, the Company shall file an amendment containing such letter to the Form 8-K.

On February 4, 2002, the Company engaged Imowitz Koenig & Co. LLP as its independent certified accountants with the approval of the Audit Committee of the Company's Board of Directors.





                                    PART III

ITEMS 10, 11, 12 AND 13.

The information required under these items is contained in the Company's Proxy Statement relating to its 2002 Annual Meeting of Stockholders, which Proxy Statement enclosed this Form 10-K and is being filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

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

    10.6 Amendment No. 1 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (B)

    10.7 Amendment No. 2 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (D)

   +10.8 Amendment No. 3 to Distribution Agreement by and among Norland Corporation, Stratec Medizintechnik GmbH and Norland Medical Systems, Inc. (F)

   +10.9 Amended Distribution Agreement dated as of September 11, 1997 among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation (G)

   10.10 Amendment No. 1 to Amended Distribution Agreement dated as of December 7, 1998 by and among Stratec Medizintechnik GmbH, Norland Medical Systems, Inc. and Norland Corporation. (J)

   10.11 Distribution Agreement dated as of January 1, 2001, between Marconi Medical Systems, Inc. and Norland Medical Systems, Inc.

   10.12 Amendment, dated April 1, 2000, to Distribution Agreement between Marconi Medical Systems, Inc. and Norland Medical Systems, Inc.

   10.13 Note Repurchase Agreement, dated December 28, 2001 between Norland Medical Systems, Inc. and Nissho Iwai American Corporation

      21  Subsidiaries

     (b)  Reports on Form 8-K.


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

(J) This Exhibit was previously filed as an Exhibit to the Company's report on Form 10-K dated April 16, 2001 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 11th day of March, 2002.

                                                NORLAND MEDICAL SYSTEMS, INC.


                                                By:/s/  Reynald G. Bonmati
                                                  ------------------------------
                                                  Name:   Reynald G. Bonmati
                                                  Title:  President


                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Reynald G. Bonmati and Richard Rahn, or either of them, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, Norland Medical Systems, Inc., in the capacities and on the dates indicated.


     Signature              Capacity In Which Signed              Date
     ---------              ------------------------              ----


/s/  Reynald G. Bonmati     Chairman of the Board and President   March 11, 2002
-------------------------    (Principal Executive Officer); and
     Reynald G. Bonmati      Director


/s/  Richard L. Rahn        Vice President, Finance (Principal    March 11, 2002
----------------------       Financial Officer and Principal
     Richard L. Rahn         Accounting Officer)

     Signature              Capacity In Which Signed              Date
     ---------              ------------------------              ----


/s/  Jeremy Allen           Director                              March 11, 2002
--------------------
     Jeremy Allen



/s/  James J. Baker         Director                              March 11, 2002
--------------------
     James J. Baker


/s/  Michael W. Huber       Director                              March 11, 2002
---------------------
     Michael W. Huber


/s/  Andre-Jacques Neusy    Director                              March 11, 2002
------------------------
     Andre-Jacques Neusy


/s/  Albert S. Waxman       Director                              March 11, 2002
---------------------
     Albert S. Waxman

EXHIBIT 21



                          NORLAND MEDICAL SYSTEMS INC.
                                  Subsidiaries


Name of Subsidiary                                 State of Incorporation
------------------                                 ----------------------

Norland Corporation                                Wisconsin

IMRO Medical Systems, Inc.                         Delaware

Dove Medical Systems, Inc.                         Delaware