Form 10QSB
period 2002-03-31
ORTHOMETRIX  INC
filed 2002-05-20
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 ---------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

                         Commission file number 0-26206

                                ORTHOMETRIX, INC.
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                      06-1387931
     ------------------------------------                 ----------------------
       (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                    Identification No.)

   106 Corporate Park Drive, Suite 106, White Plains, NY          10604
   ------------------------------------------------------   --------------------
     (Address of principal executive office)                    (Zip Code)

     Registrant's telephone number, including area code (914) 694-2285
                                                        ----------------

                          NORLAND MEDICAL SYSTEMS, INC.
                          -----------------------------
               (Former name, former address and former fiscal year
                        if it changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 29,544,621 shares of common stock outstanding as of May 20, 2002.






                                     1 of 15


                                         ORTHOMETRIX, INC.
                        (formerly NORLAND MEDICAL SYSTEMS, INC.)
                                 FORM 10-QSB  MARCH 31, 2002

                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                  MARCH 31, 2002
                                                                               ----------------------


ASSETS
------

Current assets:

      Cash                                                                     $              17,113
      Accounts receivable-trade, less allowance for
         for doubtful accounts of $282,500                                                    98,494
      Inventories                                                                             32,835
      Assets of discontinued operations                                                    1,699,638
      Prepaid expenses and other current assets                                               76,772
                                                                               ----------------------

         Total current assets                                                              1,924,852


Property and equipment, net                                                                   95,085
Other                                                                                          7,808
                                                                               ----------------------

         Total Assets                                                          $           2,027,745
                                                                               ======================

Liabilities and Stockholders' Deficit

Current liabilities:

      Notes and accrued interest payable - related parties                      $            346,225
      Note payable - net of discount                                                       1,135,810
      Accounts payable - related parties                                                     551,489
      Accounts payable - trade                                                               811,757
      Liabilities of discontinued operations                                               1,919,901
      Accrued expenses                                                                       610,919
      Accrued interest expense                                                               139,165
                                                                               ----------------------

         Total current liabilities                                                         5,515,266
                                                                               ----------------------

Stockholders' deficit:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,544,621
         shares issued and outstanding                                                        14,771
      Additional paid-in capital                                                          38,648,693
      Accumulated deficit                                                                (42,150,985)
                                                                               ----------------------

         Total stockholders' deficit                                                      (3,487,521)
                                                                               ----------------------

         Total Liabilities and Stockholders' Deficit                           $           2,027,745
                                                                               ======================


                                 See notes to consolidated financial statements.


                                                      2 of 15


                                                    ORTHOMETRIX, INC.
                                        (formerly NORLAND MEDICAL SYSTEMS, INC.)
                                               FORM 10-QSB MARCH 31, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,               MARCH 31,
                                                                                     2002                    2001
                                                                             ---------------------   ---------------------


Revenue                                                                      $             64,347    $            186,482
Cost of revenue                                                                            43,831                 141,562
                                                                               -------------------   ---------------------
         Gross profit                                                                      20,516                  44,920


Sales and Marketing                                                                       109,906                 228,186
General and administrative expense                                                        256,507                 304,274
Research and development expense                                                                -                  23,121
                                                                             ---------------------   ---------------------

         Operating loss                                                                  (345,897)               (510,661)
                                                                             ---------------------   ---------------------

Interest expense                                                                          (38,302)                (34,039)
Interest income                                                                                 -                     375
                                                                             ---------------------   ---------------------

Net loss from continuing operations                                                      (384,199)               (544,325)

Net (loss) income from discontinued operations                                           (323,691)                449,633
                                                                             ---------------------   ---------------------

Net loss                                                                     $           (707,890)   $            (94,692)
                                                                             =====================   =====================

Basic and diluted weighted average shares                                              29,969,312              30,229,065
                                                                             =====================   =====================

Basic and diluted loss per share:
      Net loss from continuing operations                                    $              (0.01)   $              (0.02)
      Net (loss) income from discontinued operations                                        (0.01)                   0.02
                                                                             ---------------------   ---------------------
      Net loss                                                               $              (0.02)   $               0.00
                                                                             =====================   =====================


                                     See notes to consolidated financial statements.

                                                         3 of 15


                                                     ORTHOMETRIX, INC.
                                          (formerly NORLAND MEDICAL SYSTEMS, INC.)
                                                 FORM 10-QSB MARCH 31, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,               MARCH 31,
                                                                                       2002                     2001
                                                                                ----------------------   ---------------------

Cash Flows From Operating Activities:

Net loss                                                                       $            (707,890)   $            (94,692)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Net loss (income) from discontinued operations                                      323,691                (449,633)
         Amortization expense                                                                 13,281                  13,281
         Depreciation expense                                                                  1,499                   5,355
         Provision for doubtful accounts                                                           -                 (18,500)
Changes in assets and liabilities:
         Increase in accounts receivable                                                     (32,881)                (71,595)
         Decrease (increase) in inventories                                                   19,871                 (39,741)
         Decrease in non current assets                                                            -                     500
         Increase in prepaid expenses and other current assets                               (12,552)                (57,787)
         Increase (decrease) in accounts payable                                             153,578                  (3,216)
         Increase (decrease) in accrued expenses                                              41,987                 (77,365)
                                                                               ----------------------   ---------------------

      Net cash used in continuing operations                                                (199,416)               (793,393)

      Net cash provided by discontinued operations                                               327                 560,104
                                                                               ----------------------   ---------------------

      Net cash used in operating activities                                                 (199,089)               (233,289)
                                                                               ----------------------   ---------------------

Cash Flows From Financing Activities:

      Issuance of common stock                                                                     -                 180,000
      Proceeds of borrowings from related parties                                            200,000                       -
                                                                               ----------------------   ---------------------

      Cash provided by financing activities                                                  200,000                 180,000
                                                                               ----------------------   ---------------------

Net increase (decrease) in cash                                                                  911                 (53,289)

Cash at beginning of period                                                                   16,202                  53,289
                                                                               ----------------------   ---------------------

Cash at end of period                                                          $              17,113    $                  -
                                                                               ======================   =====================





                                      See notes to consolidated financial statements.

                                                          4 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       BASIS OF PRESENTATION
         ---------------------

         The consolidated  financial  statements of Orthometrix,  Inc. (formerly
         Norland Medical Systems, Inc.) and subsidiaries (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, and included in the Company's Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2002. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

2.       INVENTORIES
         -----------

         As of March 31, 2002, inventories consisted of the following:

                                                   March 31, 2002
                                                   --------------

           Raw materials, product kits, spare parts
             and assemblies                           $32,835
                                                       ======


3.       CASH FLOWS
         ----------

         During February 2002, the Company exchanged inventory with a net book value of $40,000 for 888,888 shares of the Company's common stock, with a market value of $35,556 on the date of exchange. The difference between the net book value of the inventory exchanged and the market value of the stock received was recorded in cost of revenue during the three months ended March 31, 2002.

         Cash paid for interest was $0 for the three months ended March 31, 2002.




                                     5 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.       INCOME TAXES
         ------------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the Company's existing financial condition, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets to zero.

5.       DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS
         ---------------------------------------------

         On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp. Inc., ("Cooper") the women's health care business of the Cooper Companies, Inc. The purchase price for the sale (the "Asset Sale") was $5 million, subject to adjustment, of which, the Company received $3.5 million at the closing of the Asset Sale. The $1.5 million balance of the purchase price will be released to the Company (subject to any post-closing adjustments and any indemnification obligations of the Company in respect of its representations and warranties) as follows: (i) $1 million during August 2002 upon approval by the Company of the closing statement prepared by Cooper and (ii) $500,000 on or before January 31, 2004. After paying transaction-related expenses, the Company expects to record a pre-tax gain of approximately $4.5 million in the second quarter of the year ending December 31, 2002. In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12,000,000 for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone
         Sonometer of Hologic, Inc.) that will be acquired or introduced by Cooper during the earn-out periods. Assets of $1,699,638 and liabilities of $1,919,901 have been segregated on the March 31, 2002 Consolidated Balance Sheet.

         The results of operations for all periods presented have been restated for the discontinued operations.

                                                                  March 31, 2002
                                                                  --------------
           Assets of Discontinued Operations:
             Accounts receivable - trade                           $   791,881
             Inventory                                                 619,726
             Other current assets                                       29,516
             Property and equipment, net                               258,515
                                                                   -----------
               Total Assets of Discontinued Operations             $ 1,699,638
                                                                   ===========

           Liabilities of Discontinued Operations:
             Accounts payable                                      $ 1,129,292
             Accrued expenses                                          116,321
             Accrued warranty reserves                                 255,000
             Unearned service revenue                                  419,288
                                                                   -----------
               Total Liabilities of Discontinued Operations        $ 1,919,901
                                                                   ===========

                                     6 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.       DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS (CONTINUED)
         ---------------------------------------------------------

                                                 For the Three     Months Ended
                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------

          Summary of Operating Results
            of Discontinued Operations:
             Revenue                              $1,603,280        $2,692,158
             Cost of revenue                         989,111         1,476,651
             Sales and marketing                     650,074           440,572
             General and administrative              215,736           278,724
             Research and development expense         72,050            46,578
                                                  ------------      ----------
               Net (loss) income from
                 discontinued operations          $ (323,691)       $  449,633
                                                  ============      ==========

         In connection with the Asset Sale, Cooper assumed the lease commitment for the Company's facility located in Fort Atkinson, Wisconsin. The following is a schedule of the Company's remaining future minimum lease payments as of December 31, 2001.

                        2002         $133,442
                        2003          114,480
                        2004          114,480
                        2005          114,480
                        2006           76,320

         In April 2002, the Company repurchased two promissory notes from Nissho Iwai Corporation and Nissho Iwai American Corporation, respectively, for a discount and an aggregate amount of $463,888. The discounted amount included accrued and unpaid interest of $133,017. The Company will record a gain on the purchase of the note and the forgiveness of the accrued and unpaid interest of approximately $800,000 in the second quarter of the year ending December 31, 2002.














                                     7 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES
         ------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

         The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company has recorded a valuation allowance to reduce its deferred tax assets. The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company determined it could realize these deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The level of liquidity based on cash and cash equivalents experienced a $911 increase at March 31, 2002, as compared to December 31, 2001. The Company's $200,000 of cash provided by financing activities was offset by $199,089 of cash used in operating activities. Financing activities consisted of proceeds of borrowings from directors and officers of the Company.

         On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp. Inc., ("Cooper") the women's health care business of the Cooper Companies, Inc. The purchase price for the sale (the "Asset Sale") was $5 million, subject to adjustment, of which, the Company received $3.5 million at the closing of the Asset Sale. The $1.5 million balance of the purchase price will be released to the Company (subject to any post-closing adjustments and any indemnification obligations of the Company in respect of its

                                     8 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

         representations and warranties) as follows: (i) $1 million during August 2002 upon approval by the Company of the closing statement prepared by Cooper and (ii) $500,000 on or before January 31, 2004. After paying transaction-related expenses, the Company expects to record a pre-tax gain of approximately $4.5 million in the second quarter of the year ending December 31, 2002. In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12,000,000 for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone
         Sonometer of Hologic, Inc.) that will be acquired or introduced by Cooper during the earn-out periods. Assets of $1,699,638 and liabilities of $1,919,901 have been segregated on the March 31, 2002 Consolidated Balance Sheet. After paying approximately $188,000 (a portion of estimated transaction-related expenses of $500,000), the Company used the net proceeds of approximately $3,312,000 to satisfy approximately $2,400,000 of indebtedness of the Company not assumed by Cooper and current operating expenses, including $463,888 to repurchase $1,268,827 of the promissory note (including accrued and unpaid interest) previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation. None of the proceeds from the Asset Sale will be distributed to any shareholders of the Company.

         The Company intends to market, sell and service a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division will market, sell and service (1) pQCT (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance) and (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) and pain management and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine. The healthcare division's product line will include the Orbasone pain management system, subject to approval from the United States Food and Drug Administration (the "FDA"). The sports division will market, sell and service patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public. The sports division's product line will include the Galileo systems. Galileo products offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles rather than on longer repetitive movements on conventional exercise systems. There can be no assurance that the Company's efforts will be successful.

                                     9 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         -------------------------------------------

         During fiscal year 2000, the Company suspended sales of the Orbasone system pending FDA review of such product. The Company generated sales of $600,000 attributable to the Orbasone system during fiscal year 2000 before such suspension. No sales of the Orbasone system were made by the Company in 2001 or 2002 as the FDA review of the device is still pending.

         The Galileo 2000, XS and 100 systems are exercise devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 20 to 25 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 25 times per second. The Galileo systems target the leg and lower back (Galileo 2000 and XS), the arm and shoulder muscles (Galileo 100). Based on its larger size, the Galileo 2000 has the potential for a more robust exercise routine, than the Galileo and XS systems which have been designed for usage at home.

         The Company has no current backlog of orders as of March 31, 2002.

         As of May 16, 2002, the Company has working capital of approximately $900,000. The Company estimates that it will have payroll costs of approximately $850,000 per year for its 8 employees and 2 consultants. Additionally, the Company estimates that its aggregate annual costs for rent, insurance, audit services, legal services, Commission filings and other items will be approximately $500,000. For the following 12 months, the Company has also budgeted $250,000 for costs related to the Orbasone PMA. Accordingly, without taking into consideration (i) any revenue generated by current and future sales of products and services by the Company or (ii) the release of any portion of the $1,500,000 in funds held back by Cooper pursuant to the terms of the sale of the Company's bone measurement business, the Company believes that its current cash position is sufficient to sustain approximately 6 months of operations. The release in August 2002 of $1,000,000 (subject to any post-closing adjustments and any indemnification obligations) from the $1,500,000 in funds held back by Cooper will enable the Company to sustain operations through June 2003, without any revenue generated by current or future sales.




                                    10 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
         -------------------------------------------

         The nature of the Company's business is such that it is subject to changes in technology, government approval and regulation, and changes in third-party reimbursement in the United States and numerous foreign markets. Significant changes in one or more of these factors in a major market for the Company's products could significantly affect the Company's cash needs. If the Company experiences significant demand for any of its products, additional third party debt or equity financing will be required.

         RESULTS OF OPERATIONS
         ---------------------

         The Company had a net loss of $707,890 ($0.02 per share based on 29,969,312 weighted average shares) for the three months ended March 31, 2002 compared to a net loss of $94,692 ($0.00 per share based on 30,229,065 weighted average shares) for the three months ended March 31, 2001.

         Net loss from continuing operations decreased from $544,325 for the three months ended March 31, 2001 to $384,199 for the three months ended March 31, 2002. Revenue for the three months ended March 31, 2002 decreased $122,135 (or 65.5%) to $64,347 from $186,482 from the comparable period of fiscal 2001. The decrease in sales was primarily due to the Company's liquidity problems, which forced management to focus its efforts and the Company's limited financial resources towards a sale of the Company rather than attempting to develop markets for its remaining products.

         Cost of revenue as a percentage of revenue was 68.1% and 75.9% for the three months ended March 31, 2002 and 2001, respectively, resulting in a gross margin of 31.9% for the three months ended March 31, 2002 compared to 24.1% for the comparable period of 2001.

         Sales and marketing expense for the three months ended March 31, 2002 decreased $118,280 or (51.8%) to $109,906 from $228,186 for the three months ended March 31, 2001 for the aforementioned reasons.

         General and administrative expense for the three months ended March 31, 2002 decreased $47,767 (or 15.7%) to $256,507 from $304,274 for the three months ended March 31, 2001. The decrease was primarily due to decreased consulting fees and lower labor expense.

         Research and development expense for the three months ended March 31, 2002 decreased $23,121 (or 100.0%) to $0 from $23,121 for the three months ended March 31, 2001. Spending on research and development commenced again during the second quarter of 2002.

         Interest expense increased $4,263 (or 12.5%) to $38,302 for the three months ended March 31, 2002 from $34,039 for the three months ended March 31, 2001. Interest expense increased due to an increase in principal balance on related party loans.




                                    11 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 141 and No. 142 did not impact the Company's consolidated financial statements when adopted.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS No. 143 at the beginning of fiscal 2002. SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 at the beginning of fiscal 2002. The adoption of this statement resulted in the presentation of the Company's financial statements to include the assets, liabilities and results of operations of its bone measurement business, which was sold in April 2002, as discontinued operations.



                                    12 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
         ------------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
         30. The Company does not expect that this statement will have a material effect on the Company's financial statements.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
         -------------------------------------------------------

         All of the Company's notes payable outstanding at March 31, 2002 have fixed interest rates and therefore are not subject to interest rate risk. All of these notes payable were paid off in connection with the sale of the Company's bone measurement business in April 2002.


























                                    13 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------



PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a) Exhibits:

             10.1 $90,281 Promissory Note dated July 1, 2001, between Norland Medical Systems, Inc. and Reynald Bonmati

             10.2 $50,000 Promissory Note dated September 20, 2001, between Norland Medical Systems, Inc. and Michael W. Huber

             10.3 Note Repurchase Agreement dated December 28, 2001, between Norland Medical Systems, Inc. and Nissho Iwai American Corporation

             10.4 $75,000 Promissory Note, dated January 8, 2002, between Norland Medical Systems, Inc. and Michael W. Huber

             10.5 $25,000 Promissory Note, dated January 9, 2002, between Norland Medical Systems, Inc. and Jeremy Allen

             10.6 Note Repurchase Agreement dated January 10, 2002, between Norland Medical Systems, Inc. and Nissho Iwai Corporation

             10.7 $75,000 Promissory Note dated March 13, 2002, between Norland Medical Systems, Inc. and Michael W. Huber

             10.8 $25,000 Promissory Note dated March 15, 2002, between Norland Medical Systems, Inc. and James Baker


         (b) Reports on Form 8-K:

             One report on Form 8-K, dated January 29, 2002 (filed on February 5, 2002 and amended February 21, 2002) for a change in the Company's auditors.


                                    14 of 15

                                ORTHOMETRIX, INC.
                                -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    ORTHOMETRIX, INC.
                    -----------------
                    (FORMERLY NORLAND MEDICAL SYSTEMS, INC.)
                    ----------------------------------------


                            BY:  /s/ Reynald Bonmati
                                 --------------------------
                                 Reynald Bonmati
                                 President


                            BY:  /s/ Richard Rahn
                                 --------------------------
                                 Richard Rahn
                                 Vice President, Finance
                                 (Principal Financial)





                                 Dated: May 20, 2002


















                                    15 of 15