Form 10QSB
period 2002-06-30
ORTHOMETRIX  INC
filed 2002-08-14
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206


                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                          06-1387931
   ------------------------------                         -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)


106 Corporate Park Drive, Suite 106, White Plains, NY             10604
-----------------------------------------------------     -------------------
      (Address of principal executive office)                   (Zip Code)


        Registrant's telephone number, including area code (914) 694-2285
                                                          ----------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No [ ]

There were 29,544,621 shares of common stock outstanding as of August 14, 2002.


                                     1 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------
Current assets:
      Cash                                                         $    313,938
      Accounts receivable-trade                                         126,821
      Current portion of receivable due from purchaser                1,075,396
      Inventories                                                        32,366
      Prepaid expenses and other current assets                          44,572
                                                                   ------------
         Total current assets                                         1,593,093

Property and equipment, net                                              36,183
Long term receivable due from purchaser                                 500,000
Other                                                                    11,658
                                                                   ------------
         Total Assets                                              $  2,140,934
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable - trade                                     $    316,424
      Accrued expenses and other liabilities                             53,039
                                                                   ------------
         Total current liabilities                                      369,463
                                                                   ------------
Stockholders' equity:
      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,544,621
         shares issued and outstanding                                   14,771
      Additional paid-in capital                                     38,648,693
      Accumulated deficit                                           (36,891,993)
                                                                   ------------
         Total stockholders' equity                                   1,771,471
                                                                   ------------
         Total Liabilities and Stockholders' Equity                $  2,140,934
                                                                   ============


                See notes to consolidated financial statements.


                                     2 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED
                                                         JUNE 30,        JUNE 30,
                                                           2002            2001
                                                       ------------    ------------
Revenue                                                $    206,057    $    571,720
Cost of revenue                                              90,974         429,255
                                                       ------------    ------------
         Gross profit                                       115,083         142,465

Sales and marketing                                         229,628         460,997
General and administrative expense                          473,158         610,502
Research and development expense                             91,978          46,242
                                                       ------------    ------------

         Operating loss                                    (679,681)       (975,276)

Interest expense                                            (38,302)        (69,569)
Interest income                                               3,507           1,560
                                                       ------------    ------------

Net loss from continuing operations                        (714,476)     (1,043,285)
                                                       ------------    ------------

Discontinued operations:
      Net (loss) income from discontinued operations       (250,731)        344,807
      Gain on disposal of discontinued operations         4,705,222               -
                                                       ------------    ------------

Income from discontinued operations                       4,454,491         344,807
                                                       ------------    ------------

Income (loss) before extraordinary item                   3,740,015        (698,478)

Extraordinary item - Gain on extinguishment of debt         811,087               -
                                                       ------------    ------------

Net income (loss)                                      $  4,551,102    $   (698,478)
                                                       ============    ============

Basic and diluted weighted average shares                29,755,793      30,331,287
                                                       ============    ============

Basic and diluted income (loss) per share:
      Net loss from continuing operations              $      (0.03)   $      (0.03)
      Income from discontinued operations                      0.15            0.01
      Gain on extinguishment of debt                           0.03               -
                                                       ------------    ------------
      Net income (loss)                                $       0.15    $      (0.02)
                                                       ============    ============

                 See notes to consolidated financial statements.

                                     3 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                          JUNE 30,         JUNE 30,
                                                            2002             2001
                                                        ------------     ------------
Revenue                                                 $    141,710     $    385,238
Cost of revenue                                               47,143          287,693
                                                        ------------     ------------
         Gross profit                                         94,567           97,545

Sales and marketing                                          119,722          232,811
General and administrative expense                           216,651          306,228
Research and development expense                              91,978           23,121
                                                        ------------     ------------

         Operating loss                                     (333,784)        (464,615)

Interest expense                                                   -          (35,530)
Interest income                                                3,507            1,185
                                                        ------------     ------------

Net loss from continuing operations                         (330,277)        (498,960)
                                                        ------------     ------------

Discontinued operations:
      Net income (loss) from discontinued operations          72,960         (104,826)
      Gain on disposal of discontinued operations          4,705,222                -
                                                        ------------     ------------

Income from discontinued operations                        4,778,182         (104,826)
                                                        ------------     ------------

Income (loss) before extraordinary item                    4,447,905         (603,786)

Extraordinary item - Gain on extinguishment of debt          811,087                -
                                                        ------------     ------------

Net income (loss)                                       $  5,258,992     $   (603,786)
                                                        ============     ============

Basic and diluted weighted average shares                 29,544,621       30,433,509
                                                        ============     ============

Basic and diluted income (loss) per share:
      Net loss from continuing operations               $      (0.01)    $      (0.02)
      Income (loss) from discontinued operations                0.16                -
      Gain or extinguishment of debt                            0.03                -
                                                        ------------     ------------
      Net income (loss)                                 $       0.18     $      (0.02)
                                                        ============     ============

                 See notes to consolidated financial statements

                                     4 of 17

                               ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                                2002             2001
                                                                             -----------     -----------
Cash Flows From Operating Activities:

Net income (loss)                                                            $ 4,551,102     $  (698,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Net loss (income) from discontinued operations                          250,731        (344,807)
         Gain on disposal of discontinued operations                          (4,705,222)              -
         Gain on extinguishment of debt                                         (811,087)              -
         Accounts receivable reserve                                            (137,343)        (18,500)
         Amortization expense                                                     13,281          26,562
         Depreciation expense                                                      4,923          10,710
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                              221,292          (6,592)
         Decrease (increase) in inventories                                       20,340         (54,616)
         (Increase) decrease in non current assets                                (3,850)            700
         Decrease (increase) in prepaid expenses and other current assets         19,648          (9,631)
         (Decrease) increase in accounts payable                                (692,406)        297,716
         Decrease in accrued expenses and other liabilities                     (732,689)       (235,551)
                                                                             -----------     -----------

      Net cash used in continuing operations                                  (2,001,280)     (1,032,487)

      Net cash (used in) provided by discontinued operations                    (435,795)        799,198
                                                                             -----------     -----------

      Net cash used in operating activities                                   (2,437,075)       (233,289)
                                                                             -----------     -----------
Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                        3,328,966               -
                                                                             -----------     -----------
Cash Flows From Financing Activities:

      Issuance of common stock                                                         -         180,000
      Proceeds of borrowings from related parties                                200,000               -
      Repayment of borrowings from related parties                              (330,267)              -
      Repayment of notes payable                                                (463,888)              -
                                                                             -----------     -----------

      Net cash (used in) provided by financing activities                       (594,155)        180,000
                                                                             -----------     -----------

Net increase (decrease) in cash                                                  297,736         (53,289)

Cash at beginning of period                                                       16,202          53,289
                                                                             -----------     -----------

Cash at end of period                                                        $   313,938     $         -
                                                                             ===========     ===========


                 See notes to consolidated financial statements.

                                     5 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

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

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.


2.   INVENTORIES

     As of June 30, 2002, inventories consisted of the following:

                                                        June 30, 2002
                                                        -------------

            Product kits, spare parts
               and assemblies                              $32,366
                                                           ======


3.   CASH FLOWS

     During February 2002, the Company exchanged inventory with a net book value of $40,000 for 888,888 shares of the Company's common stock, with a market value of $35,556 on the date of exchange. The difference between the net book value of the inventory exchanged and the market value of the stock received was recorded in cost of revenue during the six months ended June 30, 2002.

     Cash paid for interest was $7,615 for the six months ended June 30, 2002.




                                     6 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INCOME TAXES

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


5.   DISCONTINUED OPERATIONS

     On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. The Company is entitled to receive up to a maximum of $12.0 million for the sale (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.5 million of the purchase price is expected to be released to the Company by Cooper as follows: (i) $1.0 million plus an expected $75,396 post-closing adjustment during August 2002 upon approval by the Company of the closing statement prepared by Cooper and (ii) $500,000 on or before January 31, 2004 (less any indemnification obligations owing by the Company to Cooper). In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12,000,000 for the Asset sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. After paying transaction-related expenses, the Company recorded a gain of approximately $4.7 million net of income taxes in the second quarter of the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

     The results of operations for all periods presented have been restated for the discontinued operations.












                                     7 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   DISCONTINUED OPERATIONS (CONTINUED)

                                                   For the Six Months Ended
                                                June 30, 2002     June 30, 2001
                                                -------------     -------------
      Summary of Operating Results
       of Discontinued Operations:
        Revenue                                   $1,658,042        $4,490,792
        Cost of revenue                            1,030,183         2,492,480
        Sales and marketing                          650,074           920,486
        General and administrative                   301,622           619,348
        Research and development expense              72,050           113,671
        Accounts receivable reserve adjustment      (145,157)                -
                                                  ----------        ----------
         Net (loss) income from discontinued
           operations                             $ (250,731)       $  344,807
                                                  ==========        ==========


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

          On April 11, 2002, the Company exercised an option agreement entered into during January 2002 to purchase the note payable in the amount of $1,135,810 as of March 31, 2002, for a discounted amount of $463,888. The discounted amount included accrued and unpaid interest of $139,165. The Company recorded a gain on the purchase of the note and the forgiveness of the accrued and unpaid interest of $811,087 in the second quarter of the year ending December 31, 2002.


6.   RELATED PARTY DEBT

          During the second quarter of the year ending December 31, 2002, the Company repaid $330,267 of loans from directors and officers of the Company, including interest of $7,615.





                                     8 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   GOING CONCERN

     As of June 30, 2002, the Company has working capital of approximately $125,000. The Company estimates that it will have payroll costs of approximately $980,000 per year for its 6 employees and 3 consultants. Additionally, the Company estimates that its aggregate annual costs for rent, insurance, audit services, legal services, Commission filings and other items will be approximately $500,000. For the following 12 months, the Company has also budgeted $120,000 for costs related to the Orbasone PMA. However, regulatory and development costs are subject to change and budgets may require revision to reflect such changes. Accordingly, the Company currently needs the $1,000,000 portion of the purchase price (expected to be released by Cooper to the Company during August 2002) in order to meet its obligations for the next 6 to 9 months. After this period, the Company must generate sales sufficient to meet its operating expenses.






















                                     9 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.


          Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

          The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped. Products are covered by warranties provided by the Company's vendors. Therefore, no warranty reserve is required on products sold by the Company. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company provides allowances for uncollectable accounts receivable based on current assessment of collectability. If collectability is less favorable than those projected by management, additional allowances for uncollectability may be required. The Company has recorded a valuation allowance to reduce its deferred tax assets. The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company were to determine it could realize deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.


          Liquidity and Capital Resources

          The level of liquidity based on cash experienced a $297,736 increase at June 30, 2002, as compared to December 31, 2001. The Company's $3,328,966 of cash provided by the sale of its bone measurement business investing activities was substantially offset by $2,437,075 of net cash used in operating activities and by $594,155 of cash used in financing activities. Financing activities consisted of $200,000 of proceeds of borrowings from directors and officers of the Company which was more than offset by $463,888 to repurchase the promissory notes and $330,267 to repay borrowings from directors and officers.



                                    10 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE: COO) and the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company is entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.5 million of the purchase price will be released to the Company by Cooper as follows: $1.0 million plus an expected $75,396 post-closing adjustment during August 2002 upon approval by the Company of the closing statement prepared by Cooper and $500,000 on or before January 31, 2004 (less any indemnification obligations owing by the Company to Cooper). In addition, the Company can receive an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. The Company recorded a gain of approximately $4.7 million net of income taxes in the second quarter of the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards. After paying certain liabilities at closing of approximately $171,000 the Company used the net proceeds of approximately $3,329,000 to satisfy approximately $2,400,000 of indebtedness of the Company not assumed by Cooper and current operating expenses, including $463,888 to repurchase in full $1,274,975 of promissory notes (including accrued and unpaid interest) previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation and $330,267 to repay loans from directors and officers of the Company. None of the proceeds from the Asset Sale have been or will be distributed to any shareholders of the Company.

          The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance), (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine. The healthcare division is currently initiating a study of the Orbasone pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public. The sports & fitness division's product line includes the Galileo systems. Galileo products offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles rather than on longer repetitive movements on conventional exercise systems. There can be no assurance that these efforts will be successful.

          During fiscal year 2000, the Company initiated sales of the Orbasone system pursuant to August 31, 1998 correspondence from the FDA to the system manufacturer that the product was a Class I product, exempt from premarket notification requirements. The Company suspended sales of the Orbasone system the same year, following notification from FDA that the Agency had erred in its earlier finding.


                                    11 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          The Company generated sales of $600,000 attributable to the Orbasone system during fiscal year 2000 before such suspension. The Company recently obtained approval of an Investigational Device Exemption ("IDE") application from the FDA, permitting the Company to conduct clinical studies of the Orbasone system, and intends to seek FDA Pre-Market Approval ("PMA") of the system following completion of those studies.

          The Galileo 2000, XS and 100 systems are exercise devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 20 to 30 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 30 times per second. The Galileo systems target the leg and lower back (Galileo 2000, and Galileo XS), the arm and shoulder muscles (Galileo 100). Based on its larger size, the Galileo 2000 has the potential for a more robust exercise routine, than the Galileo XS system which has been designed for usage at home.

          The Company has no current backlog of orders as of June 30, 2002.

          As of June 30, 2002, the Company has working capital of approximately $125,000. The Company estimates that it will have payroll costs of approximately $980,000 per year for its 6 employees and 3 consultants. Additionally, the Company estimates that its aggregate annual costs for rent, insurance, audit services, legal services, Commission filings and other items will be approximately $500,000. For the following 12 months, the Company has also budgeted $120,000 for costs related to the Orbasone PMA. However, regulatory and development costs are subject to change and budgets may require revision to reflect such changes. Accordingly, the Company currently needs the $1,000,000 portion of the purchase price (expected to be released by Cooper to the Company during August 2002) in order to meet its obligations for the next 6 to 9 months. After this period, the Company must generate sales sufficient to meet its operating expenses.

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


          Results of Operations

          The Company had net income of $4,551,102 ($0.15 per share based on 29,755,793 weighted average shares) for the six months ended June 30, 2002 compared to a net loss of $698,478 ($0.02 per share based on 30,331,287 weighted average shares) for the six months ended June 30, 2001.

          Net loss from continuing operations decreased from $1,043,285 for the six months ended June 30, 2001 to $714,476 for the six months ended June 30, 2002. Revenue for the six months ended June 30, 2002 decreased $365,663 (or 64.0%) to $206,057 from $571,720 from the comparable period of fiscal 2001.


                                    12 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Results of Operations (Continued)

          The decrease in sales was primarily due to the Company's liquidity problems, which forced management to focus its efforts and the Company's limited financial resources towards a sale of the Company rather than attempting to develop markets for its remaining products.

          Cost of revenue as a percentage of revenue was 44.2% and 75.1% for the six months ended June 30, 2002 and 2001, respectively, resulting in a gross margin of 55.8% for the six months ended June 30, 2002 compared to 24.9% for the comparable period of 2001. The increase in gross margin was due to reduced manufacturing overhead expenses attributable to the products sold thus far in 2002.

          Sales and marketing expense for the six months ended June 30, 2002 decreased $231,369 (or 50.2%) to $229,628 from $460,997 for the six months ended June 30, 2001 for the aforementioned reasons.

          General and administrative expense for the six months ended June 30, 2002 decreased $137,344 (or 22.5%) to $473,158 from $610,502 for the six months ended June 30, 2001. The decrease was primarily due to decreased consulting fees and lower labor expense.

          Research and development expense for the six months ended June 30, 2002 increased $45,736 (or 98.9%) to $91,978 from $46,242 for the six months ended June 30, 2001. The increase was primarily due to increased expenses incurred as a result of the Orbasone PMA process.

          Interest expense decreased $31,267 (or 44.9%) to $38,302 for the six months ended June 30, 2002 from $69,569 for the six months ended June 30, 2001. Interest expense decreased due to repayment of all principal balances on promissory notes and related party loans during April 2002.


          Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 141 and No. 142 had no effect on the Company's consolidated financial statements.

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


                                    13 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Recently Issued Accounting Standards (Continued)

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Company's financial statements would be the reclassification of extraordinary gain on early extinguishment of debt to continuing operations, however, this will have no effect on the Company's net income. The Company intends to adopt FASB No. 145 as of January 1, 2003.


          Quantitative and Qualitative Disclosures of Market Risk

          All of the Company's notes payable were paid off following the sale of the Company's bone measurement business in April 2002.


                                    14 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of Norland Medical Systems, Inc., was held on April 11, 2002.

          (b) The following persons were elected as directors of the Company at the Annual Meeting: Jeremy Allen, James J. Baker, Reynald G. Bonmati, Michael W. Huber, Andre-Jacques Neusy and Albert Waxman.

          (c)  The following matters were voted on at the Annual Meeting:

               (1) The proposal to elect the six persons named in Item 4 (b) as directors of the Company for the ensuing year was approved as follows: 21,170,132 shares were voted in favor of each candidate; no votes against; no votes were withheld for any candidate; no abstentions or broker non-votes.

               (2) The proposal to ratify the selection of Imowitz Koenig & Co., LLP as the Company's independent auditors for 2002 was approved as follows: 21,170,132 shares were in favor of such selection; no shares against such selection; no abstentions or broker non-votes.

               (3) The proposal to approve the sale of substantially all of Norland Medical's assets, consisting of all assets that relate to the development, manufacture, sale and service of bone densitometer products was approved as follows:
                    21,170,132 shares were voted in favor of the sale: no shares were voted against; no abstentions or broker non-votes.

               (4) The proposal to amend our Certificate of Incorporation to change Norland Medical's name to "Orthometrix, Inc." was approved as follows: 21,170,132 shares in favor of the name change; no shares were voted against; no abstentions or broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               2.1 Asset Purchase Agreement, dated as of February 27, 2002 (as amended by Amendment No.1, dated as of March 4, 2002, Amendment No. 2, dated as of March 11, 2002 and Amendment No. 3, dated as of March 22, 2002, among CooperSurgical Acquisition Corp., CooperSurgical, Inc., Norland Corporation and Norland Medical was previously filed as an Exhibit to the Company's Proxy Statement dated March 29, 2002 and is incorporated herein by reference.

               99.1 Certification Pursuant to Section 906 of the Sarbanes -
                    Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               One report on Form 8-K, dated April 11, 2002, was filed on April 16, 2002 for a change in the Company's name and for the completion of the sale of its bone densitometry business.


                                    15 of 17

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ORTHOMETRIX, INC.
                            -----------------


                                BY:  /s/ Reynald Bonmati
                                     -------------------------
                                     Reynald Bonmati
                                     President
                                     (Chief Executive Officer)
                                     (Chief Financial Officer)





                                     Dated:  August 14, 2002















                                    16 of 17