Form 10QSB
period 2002-09-30
ORTHOMETRIX  INC
filed 2002-11-14
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206
                                                -------

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                              Delaware                                                        06-1387931
         ----------------------------------------------------                ----------------------------------------------
                   (State or other jurisdiction of                                (I.R.S. Employer Identification No.)
                      incorporation or organization)

         106 Corporate Park Drive, Suite 106, White Plains, NY                                   10604
         -----------------------------------------------------               ----------------------------------------------
               (Address of principal executive office)                                         (Zip Code)


        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


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

There were 29,544,621 shares of common stock outstanding as of November 1, 2002.


                                     1 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS
------

Current assets:

      Cash                                                   $       413,300
      Accounts receivable-trade                                      100,080
      Current portion of receivable due from purchaser               594,992
      Inventories                                                     35,366
      Prepaid expenses and other current assets                       34,168
                                                             ---------------
         Total current assets                                      1,177,906

Property and equipment, net                                           33,722
Long term receivable due from purchaser                              500,000
Other                                                                 11,658
                                                             ---------------
         Total Assets                                        $     1,723,286
                                                             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Accounts payable and accrued expenses                  $       406,205
      Unearned service revenue                                        18,382
      Other liabilities                                              267,826
                                                             ---------------
         Total current liabilities                                   692,413
                                                             ---------------
Stockholders' equity:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,544,621
         shares issued and outstanding                                14,771
      Additional paid-in capital                                  38,648,693
      Accumulated deficit                                        (37,632,591)
                                                             ---------------
         Total stockholders' equity                                1,030,873
                                                             ---------------
         Total Liabilities and Stockholders' Equity          $     1,723,286
                                                             ===============


                 See notes to consolidated financial statements.

                                     2 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                       2002                2001
                                                                ----------------   ------------------
Revenue                                                         $       525,650     $       677,279
Cost of revenue                                                         211,845             503,658
                                                                   -------------    ----------------
         Gross profit                                                   313,805             173,621

Sales and marketing                                                     415,541             659,695
General and administrative expense                                      792,143             889,236
Research and development expense                                        177,468              69,363
                                                                ----------------    ----------------
         Operating loss                                              (1,071,347)         (1,444,673)

Interest expense                                                        (38,302)           (104,457)
Interest income                                                           4,575               1,686
                                                                ----------------    ----------------
Loss from continuing operations                                      (1,105,074)         (1,547,444)
                                                                ----------------    ----------------

Discontinued operations:
      Net (loss) income from discontinued operations                   (250,731)            338,027
      Gain on disposal of discontinued operations                     4,355,222                   -
                                                                ----------------    ----------------
Income from discontinued operations                                   4,104,491             338,027
                                                                ----------------    ----------------
Income (loss) before extraordinary item                               2,999,417          (1,209,417)

Extraordinary item - Gain on extinguishment of debt                     811,087                   -
                                                                ----------------    ----------------
Net income (loss)                                               $     3,810,504     $    (1,209,417)
                                                                ================    ================
Basic and diluted weighted average shares                            29,684,629          30,365,862
                                                                ================    ================
Basic and diluted income (loss) per share:
      Loss from continuing operations                           $         (0.04)    $         (0.05)
      Income from discontinued operations                                  0.14                0.01
      Gain on extinguishment of debt                                       0.03                   -
                                                                ----------------    ----------------
      Net income (loss)                                         $          0.13     $         (0.04)
                                                                ================    ================


                 See notes to consolidated financial statements.

                                     3 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                            2002                 2001
                                                     -----------------    -----------------
Revenue                                              $        319,593     $        105,559
Cost of revenue                                               120,871               74,403
                                                       ---------------    -----------------
          Gross profit                                        198,722               31,156


Sales and marketing                                           185,913              198,698
General and administrative expense                            318,985              278,734
Research and development expense                               85,490               23,121
                                                     -----------------    -----------------
          Operating loss                                     (391,666)            (469,397)


Interest expense                                                    -              (34,888)
Interest income                                                 1,068                  126
                                                     -----------------    -----------------
Loss from continuing operations                              (390,598)            (504,159)
                                                     -----------------    -----------------
Discontinued operations:
      Net loss from discontinued operations                         -               (6,780)
      Loss on disposal of discontinued operations            (350,000)                   -
                                                     -----------------    -----------------
Loss from discontinued operations                            (350,000)              (6,780)
                                                     -----------------    -----------------
Net loss                                             $       (740,598)    $       (510,939)
                                                     =================    =================
Basic and diluted weighted average shares                  29,544,621           30,433,509
                                                     =================    =================

Basic and diluted loss per share:
      Loss from continuing operations                $          (0.02)    $          (0.02)
      Loss from discontinued operations                         (0.01)                   -
                                                     -----------------    -----------------
      Net loss                                       $          (0.03)    $          (0.02)
                                                     =================    =================





                 See notes to consolidated financial statements.

                                     4 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For The Nine Months Ended
                                                                                   September 30,        September 30,
                                                                                       2002                 2001
                                                                                -----------------    ----------------
Cash Flows From Operating Activities:

Net income (loss)                                                               $      3,810,504     $ (1,209,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Net loss (income) from discontinued operations                                  250,731         (338,027)
         Gain on disposal of discontinued operations                                  (4,355,222)               -
         Gain on extinguishment of debt                                                 (811,087)               -
         Accounts receivable reserve                                                    (137,343)         (18,500)
         Amortization expense                                                             13,281           39,843
         Depreciation expense                                                              7,384           10,710
Changes in assets and liabilities:
         Decrease in accounts receivable                                                 102,876          103,297
         Decrease in inventories                                                          17,340           17,387
         (Increase) decrease in non current assets                                        (3,850)             700
         Decrease (increase) in prepaid expenses and other current assets                 30,052           (1,725)
         (Decrease) increase in accounts payable and accrued expenses                 (1,388,353)          29,991
         Increase in unearned service revenue                                             18,382                -
         Increase in other liabilities                                                   217,826                -
                                                                                -----------------    -------------
      Net cash used in continuing operations                                          (2,227,479)      (1,365,741)

      Net cash (used in) provided by discontinued operations                            (515,242)       1,132,452
                                                                                -----------------    -------------
      Net cash used in operating activities                                           (2,742,721)        (233,289)
                                                                                -----------------    -------------
Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                                3,733,974                -
                                                                                -----------------    -------------
Cash Flows From Financing Activities:

      Issuance of common stock                                                                 -          180,000
      Proceeds of borrowings from related parties                                        200,000                -
      Repayment of borrowings from related parties                                      (330,267)               -
      Repayment of notes payable                                                        (463,888)               -
                                                                                -----------------    -------------
      Net cash (used in) provided by financing activities                               (594,155)         180,000
                                                                                -----------------    -------------
Net increase (decrease) in cash                                                          397,098          (53,289)
Cash at beginning of period                                                               16,202           53,289
                                                                                -----------------    -------------
Cash at end of period                                                           $        413,300     $          -
                                                                                =================    =============



                 See notes to consolidated financial statements.

                                     5 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

             The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.


2.           INVENTORIES
             -----------

             As of September 30, 2002, inventories consisted of the following:

                                                        September 30, 2002
                                                        ------------------
                Product kits, spare parts
                   And assemblies                            $  35,366
                                                              ========


3.           CASH FLOWS
             ----------

             During February 2002, the Company exchanged inventory with a net book value of $40,000 for 888,888 shares of the Company's common stock, with a market value of $35,556 on the date of exchange. The difference between the net book value of the inventory exchanged and the market value of the stock received was recorded in cost of revenue during the nine months ended September 30, 2002.

             Cash paid for interest was $7,615 for the nine months ended September 30, 2002.




                                     6 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.           DISCONTINUED OPERATIONS AND CONTINGENCY
             ---------------------------------------
             On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. The Company is entitled to receive up to a maximum of $12.0 million for the sale (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.5 million of the purchase price is to be released to the Company by Cooper as follows: (i) $1.0 million was to be received during August 2002 upon submission to the Company of the closing statement prepared by Cooper and (ii) $500,000 on or before January 31, 2004 (less any indemnification obligations owing by the Company to Cooper). In August 2002, the Company received approximately $405,000 of the $1.0 million purchase price it was to receive. Cooper has alleged that certain adjustments to the purchase price are required based upon the purchase agreement. The Company does not agree with Cooper's purchase price adjustment, and is currently attempting to resolve the differences with Cooper. If a satisfactory settlement cannot be reached, the Company intends to proceed with arbitration.

             In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset
             Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods.

             After paying transaction-related expenses, the Company recorded a gain of approximately $4.7 million in the second quarter of the year ending December 31, 2002. During the third quarter of the year ending December 31, 2002, the Company reduced the gain on sale by $350,000 for post closing adjustments and additional costs relating to the transaction. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

             The results of operations for all periods presented have been restated for the discontinued operations.


                                                                                      For the Nine Months Ended
                                                                           September 30, 2002         September 30, 2001
                                                                           ------------------         ------------------
               Summary of Operating Results
                 of Discontinued Operations:
                   Revenue                                                   $    1,658,042           $      6,409,755
                   Cost of revenue                                                1,030,183                  3,632,524
                   Sales and marketing                                              650,074                  1,382,308
                   General and administrative                                       301,623                    872,345
                   Research and development expense                                  72,050                    184,551
                   Accounts receivable reserve adjustment                          (145,157)                         -
                                                                             ---------------          ----------------
                      Net (loss) income from discontinued operations         $     (250,731)          $        338,027
                                                                             ===============          ================




                                     7 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.           DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)
             ---------------------------------------------------

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


5.           RELATED PARTY DEBT
             -------------------

             During the second quarter of the year ending December 31, 2002, the Company repaid $330,267 of loans from directors and officers of the Company, including interest of $7,615.


6.           GOING CONCERN
             -------------

             As of September 30, 2002, the Company has working capital of approximately $150,000, exclusive of any amounts to be received from the purchaser. The Company estimates that it will have payroll costs of approximately $1,090,000 per year for its 6 employees and 4 consultants. Additionally, the Company estimates that its aggregate annual costs for rent, insurance, audit services, legal services, Commission filings and other items will be approximately $645,000. For the following 12 months, the Company has also budgeted $360,000 for research and development costs, including costs related to the Orbasone PMA. However, regulatory and development costs are subject to change and budgets may require revision to reflect such changes. It is essential that the Company receive the remaining amounts due from the purchaser, achieve sufficient sales volume and/or obtain third party financing to continue as a going concern.









                                     8 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


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

             The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped. Products are covered by warranties provided by the Company's vendors. Therefore, no warranty reserve is required on products sold by the Company. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company provides allowances for uncollectable receivable amounts based on current assessment of collectability. If collectability is less favorable than those projected by management, additional allowances for uncollectability may be required. The Company has recorded a valuation allowance to reduce its deferred tax assets. The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company were to determine it could realize deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

             Liquidity and Capital Resources
             -------------------------------

             The level of liquidity based on cash experienced a $397,098 increase at September 30, 2002, as compared to December 31, 2001. The Company's $3,733,974 of cash provided by the sale of its bone measurement business (investing activities) was substantially offset by $2,742,721 of net cash used in operating activities and by $594,155 of net cash used in financing activities. Financing activities consisted of $200,000 of proceeds of borrowings from directors and officers of the Company which was more than offset by $463,888 to repurchase the promissory notes and $330,267 to repay borrowings from directors and officers.



                                     9 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
             ----------------------------------------------------------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE: COO) and the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company is entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.5 million of the purchase price will be released to the Company by Cooper as follows: $1.0 million was to be received during August 2002 upon submission to the Company of the closing statement prepared by Cooper and $500,000 on or before January 31, 2004 (less any indemnification obligations owing by the Company to Cooper). In August 2002, the Company received approximately $405,000 of the $1.0 million purchase price it was to receive. Cooper has alleged that certain adjustments to the purchase price are required based upon the purchase agreement. The Company does not agree with Cooper's purchase price adjustment, and is currently attempting to resolve the differences with Cooper. If a satisfactory settlement cannot be reached, the Company intends to proceed with arbitration.

             In addition, the Company can receive an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005.

             The Company recorded a gain of approximately $4.7 million in the second quarter of the year ending December 31, 2002. During the third quarter of the year ending December 31, 2002, the Company reduced the gain on sale by $350,000 for post closing adjustments and additional costs relating to the transaction. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards. After paying certain liabilities at closing of approximately $171,000 the Company used the net proceeds of approximately $3,329,000 to satisfy approximately $2,400,000 of indebtedness of the Company not assumed by Cooper and current operating expenses, including $463,888 to repurchase in full $1,274,975 of promissory notes (including accrued and unpaid interest) previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation and $330,267 to repay loans from directors and officers of the Company. None of the proceeds from the Asset Sale have been or will be distributed to any shareholders of the Company.

             The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance),
             (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine. The healthcare division is currently initiating a study of the Orbasone pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public. The sports & fitness division's product line includes the Galileo systems. Galileo products offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles


                                    10 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
             ----------------------------------------------------------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

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

             The Galileo 2000 and 100 systems are exercise devices that feature an efficient method of muscle strength development. The systems mechanically stimulate targeted muscles at a specific frequency, typically 25 to 30 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 30 times per second. The Galileo systems target the leg and lower back (Galileo 2000), the arm and shoulder muscles (Galileo 100).

             The Company has no current backlog of orders as of September 30, 2002.

             As of September 30, 2002, the Company has working capital of approximately $150,000, exclusive of any amounts to be received from the purchaser. The Company estimates that it will have payroll costs of approximately $1,090,000 per year for its 6 employees and 4 consultants. Additionally, the Company estimates that its aggregate annual costs for rent, insurance, audit services, legal services, Commission filings and other items will be approximately $645,000. For the following 12 months, the Company has also budgeted $360,000 for research and development costs, including costs related to the Orbasone PMA. However, regulatory and development costs are subject to change and budgets may require revision to reflect such changes. Accordingly, the Company currently needs the $600,000 portion of the purchase price in order to meet its obligations for the next 6 to 9 months. After this period, the Company must generate sales sufficient to meet its operating expenses.

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




                                    11 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
             ----------------------------------------------------------

             Results of Operations
             ---------------------

             The Company had net income of $3,810,504 ($0.13 per share based on 29,684,629 weighted average shares) for the nine months ended September 30, 2002 compared to a net loss of $1,209,417 ($0.04 per share based on 30,365,862 weighted average shares) for the nine months ended September 30, 2001.

             Loss from continuing operations decreased from $1,547,444 for the nine months ended September 30, 2001 to $1,105,074 for the nine months ended September 30, 2002. Revenue for the nine months ended September 30, 2002 decreased $151,629 (or 22.4%) to $525,650 from
             $677,279 from the comparable period of fiscal 2001.

             The decrease in sales was primarily due to the Company's liquidity problems, which forced management to focus its efforts and the Company's limited financial resources towards a sale of the Company rather than attempting to develop markets for its remaining products.

             Cost of revenue as a percentage of revenue was 40.3% and 74.4% for the nine months ended September 30, 2002 and 2001, respectively, resulting in a gross margin of 59.7% for the nine months ended September 30, 2002 compared to 25.6% for the comparable period of 2001. The increase in gross margin was due to reduced manufacturing overhead expenses attributable to the products sold thus far in 2002.

             Sales and marketing expense for the nine months ended September 30, 2002 decreased $244,154 (or 37.0%) to $415,541 from $659,695 for the nine months ended September 30, 2001 for the aforementioned reasons.

             General and administrative expense for the nine months ended September 30, 2002 decreased $97,093 (or 10.9%) to $792,143 from
             $889,236 for the nine months ended September 30, 2001. The decrease was primarily due to decreased consulting fees and lower labor expense.

             Research and development expense for the nine months ended September 30, 2002 increased $108,105 (or 155.9%) to $177,468 from
             $69,363 for the nine months ended September 30, 2001. The increase was primarily due to increased expenses incurred as a result of the Orbasone PMA process.

             Interest expense decreased $66,155(or 63.3%) to $38,302 for the nine months ended September 30, 2002 from $104,457 for the nine months ended September 30, 2001. Interest expense decreased due to repayment of all principal balances on promissory notes and related party loans during April 2002.

             Net loss from continuing operations decreased from $504,159 for the three months ended September 30, 2001 to $390,598 for the three months ended September 30, 2002. The decrease in loss from continuing operations is due to an increase in revenue and gross profit percentage. Revenues for the three months ended September 30, 2002 increased $214,034 (or 203%) to $319,593 from $105,559 from the comparable period of fiscal 2001. Gross profit percentage improved from 29.5% for the three months ended September 30, 2001 to 62.2% for the comparable period of 2002. The increase in gross margin was due to reduced manufacturing overhead expenses attributable to the products sold during the three months ended September 30, 2002. Other items remained relatively consistent.

                                    12 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
             ----------------------------------------------------------

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





                                    13 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             (CONTINUED)
             ----------------------------------------------------------

             Recently Issued Accounting Standards (Continued)
             ------------------------------------------------

             In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Company's financial statements would be the reclassification of extraordinary gain on early extinguishment of debt to continuing operations, however, this will have no effect on the Company's net income. The Company intends to adopt FASB No. 145 as of January 1, 2003.

             In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that this statement will have a material effect on the Company's financial statements.

             Quantitative and Qualitative Disclosures of Market Risk
             -------------------------------------------------------

             All of the Company's notes payable were paid off following the sale of the Company's bone measurement business in April 2002.

ITEM 3.      CONTROLS AND PROCEDURES
             -----------------------

             The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 131 - 14 (c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.












                                    14 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

             (a)  Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  One report on Form 8-K, dated and filed September 13, 2002, for the appointment of the Company's chief financial officer and for a change in the Company's auditors.



















                                    15 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ORTHOMETRIX, INC.
                          -----------------

                                   BY:  /s/ Reynald Bonmati
                                        --------------------------------
                                        Reynald Bonmati
                                        President
                                        (Chief Executive Officer)


                                        /s/ Neil H. Koenig
                                        --------------------------------
                                        Neil H. Koenig
                                        Chief Financial Officer




                                        Dated: November 14, 2002






















                                    16 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                 CERTIFICATIONS

                  I, Reynald Bonmati, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Orthometrix, Inc.;

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                    17 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/ Reynald Bonmati
                                            ----------------------------------
                                            Reynald Bonmati
                                            President
                                            (Chief Executive Officer)


















                                    18 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


                                 CERTIFICATIONS
                                 --------------

                  I, Neil H. Koenig, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Orthometrix, Inc.;

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                    19 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                         /s/ Neil H. Koenig
                                                ------------------
                                                Neil H. Koenig
                                                Chief Financial Officer





















                                    20 of 21