Form 10KSB
period 2002-12-31
ORTHOMETRIX  INC
filed 2003-03-31
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002          Commission file No. 0-26206

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                            Delaware                                                        06-1387931
       ----------------------------------------------------                ----------------------------------------------
                 (State or other jurisdiction of                               (I.R.S. Employer Identification No.)
                    incorporation or organization)

       106 Corporate Park Drive, Suite 106, White Plains, NY                                   10604
       -----------------------------------------------------------------   ----------------------------------------------
             (Address of principal executive office)                                        (Zip Code)

                        Registrant's telephone number, including area code     (914) 694-2285
                                                                           -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Registrant's revenues for its most recent year were $902,225.

The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 17, 2003 was $674,745 based on the price of the last reported sale on the OTC Bulletin Board.

As of March 17, 2003 there were 29,544,621 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Orthometrix, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this Form 10-KSB. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.

                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
INTRODUCTION   3

ITEM 1.     BUSINESS                                                                         3

ITEM 2.     PROPERTIES..17

ITEM 3.     LEGAL PROCEEDINGS17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             17

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                               17

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                        18

ITEM 7.     FINANCIAL STATEMENTS                                                           24

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                                        49

ITEMS 9, 10, 11 and 12 DOCUMENTS INCORPORATED BY REFERENCE                                  50

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K                                                                   50


ITEM 14.    CONTROLS AND PROCEDURES                                                         52

                                  INTRODUCTION

         The statements included in this Report regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Orthometrix, Inc., "the Company", cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans;
(vi) the high level of competition in the research, diagnostic and monitoring markets for bone and muscle disorders; (vii) the high level of competition in the rehabilitation and physical therapy markets; (viii) the high level of competition in the pain management market; (ix) changes in technology; (x) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (xii) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (xiii) changes that may result from health care reform in the United States may adversely affect the Company; (xi) the Company's cash flow and the results of its ongoing financing efforts; (xiv) the effect of regulation by the United States Food and Drug Administration ("FDA") and other government agencies; (xv) the Company's ability to secure FDA approval to market its products; (xvi) the effect of the Company's accounting policies; (xvii) the outcome of pending litigation; and (xviii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

         Orthometrix, Inc. and its subsidiaries (collectively, "Orthometrix" or the "Company" or "OMRX") markets, sells and services several musculoskeletal product lines used in pharmaceutical research, diagnostis and monitoring of bone and muscle disorders, sports medicine, rehabilitative medicine, physical therapy and pain management. Prior to April 11, 2002, the Company also developed, manufactured, sold and serviced a broad line of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. This line of products, which was the Company's primary business, was sold on April 11, 2002 to CooperSurgical Acquisition Corp. ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE:COO) (the "Asset Sale"). As of April 11, 2002 the Company changed its name from Norland Medical Systems, Inc. to Orthometrix, Inc.

         During the past two years, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred a total negative cash flow from continuing operations of $4,114,307 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting from Cooper the remainder of the purchase price for the sale of the Company's bone densitometry business and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

         In November 1999, the Company announced a product diversification program into musculoskeletal development and pain management which was extended to urology in February 2000. To penetrate these potentially large markets, the Company is launching the sale of new lines of products used in sports medicine, musculoskeletal development, pain management and urology. The Company has obtained exclusive distribution rights for certain products that are used to provide aid in musculoskeletal development, the management of pain associated with soft tissue and the treatment of kidney stones.

         On September 11, 1997, the Company purchased all of the outstanding stock of Norland Corporation ("Norland Corp.") from Norland Medical Systems B.V. ("NMS BV"). Norland Corp. developed and manufactured bone densitometry systems based on dual-energy x-ray absorptiometry ("DXA") technology, which, since 1987, has been a standard for measuring bone mass reduction, one of the primary indicators of osteoporosis. Prior to September 11, 1997, the Company had exclusive worldwide distribution rights to all products developed and manufactured by Norland Corp. and Stratec Medizintechnik GmbH ("Stratec"), a former subsidiary of NMS BV which develops and manufactures bone densitometry systems based on peripheral quantitative computed tomography ("pQCT") technology. This agreement was limited to the North American market on December 31, 2000 and was terminated on August 1, 2001.

         Prior to the Asset Sale on April 11, 2002, the Company's bone diagnostic product line had five types of bone measurement devices comprised of eight models utilizing several different technologies. The Company manufactured and marketed a line of traditional full size DXA-based bone densitometry products. The Excell, the Excell plus and the XR46 were highly effective and offered essential features at competitive prices. Because of the cost, space requirements and training required, these systems were generally found in hospitals, large clinics and research institutions, as opposed to physician's offices, where patients would benefit from timely and easy access to bone density testing and monitoring.

         The Company's peripheral x-ray line of bone densitometers consisted of the Apollo DXA, the pDEXA and the Discovery systems, which were lower priced high performance portable systems based on DXA technology. The pDEXA, which scans the forearm, was the first desktop DXA-based system to receive FDA marketing clearance and the first system to receive FDA marketing clearance for use in fracture risk assessment. Sales of the pDEXA were discontinued as of January 1, 2001 as a result of the Company's development efforts and replaced with the Discovery. The Discovery was the forearm-scanning successor to the pDEXA, and was introduced as a prototype in September 1999. The Apollo DXA, which performed scans of the heel in fifteen seconds, was introduced in May 1998.

         In June 1999, the Company acquired certain distribution rights for the C.U.B.A.Clinical ultrasound based bone measurement system that was developed by McCue Plc (the "C.U.B.A.Clinical") (Contact Ultrasound Bone Analyzer). The C.U.B.A.Clinical uses technology to gently apply pressurized water-filled membranes to the patient's heel through which the velocity of sound and broad band ultrasound attenuation readings are measured and analyzed to assess the patient's calcaneus (heel bone). In January 2000, the FDA approved the C.U.B.A.Clinical for sale in the United States. The Company had been selling the C.U.B.A. Clinical in North America, first on an exclusive basis, then on a non-exclusive basis starting January 7, 2002. This agreement was assigned to Cooper on April 11, 2002 as part of the Asset Sale.

         In 1999, the Company announced a product diversification program into musculoskeletal development and pain management. The Company was also seeking additional new diversified products to distribute through its existing network of independent dealers, sales representatives and Company sales personnel. Pursuant to an October 1, 1999 sub-distribution agreement between the Company and Bionix L.L.C. (U.S.) ("Bionix") which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Galileo exercise systems in U.S. hospitals, clinics, group practices and private medical offices involved in sports medicine and physical therapy. The Galileo system features an efficient method of muscle strength development through mechanical stimulation. Pursuant to a separate sub-distribution agreement between the Company and Bionix, dated October 1, 1999, which runs through September 30, 2003, the Company obtained the right to exclusively distribute the Orbasone system within the U.S., subject to FDA market clearance. The Orbasone system which provides relief to patients from minor pain in soft tissue is targeted toward orthopedic surgeons, podiatrists, and pain management specialists.

         During 2000, the Company decided to expand its diversification program into urology. Pursuant to a sub-distribution agreement, dated February 17, 2000 between the Company and Bionix, which runs through February 28, 2004, the Company obtained the right to exclusively distribute the Genestone 190 within the U.S. The Genestone 190 is a novel lithotripter used to treat kidney stones, which has received premarket approval from the FDA. In late 2001, the Genestone 190 was introduced to VA hospitals, community hospitals and mobile services by the Health Care Products ("HCP") division of Philips Medical Systems, Inc., the Company's exclusive distributor. The distribution agreement with HCP was subsequently terminated following the leveraged buy out of HCP and the Company restricted its direct marketing efforts to the Defense market (VA hospitals, Navy, etc...). In February 2002, Bionix acquired the rights to manufacture and distribute in the U.S. and Canada the Orbasone(TM), a novel pain management system, upon successful completion of a clinical study and approval of the system by the FDA. The Company's Chairman, Reynald Bonmati, controls Bionix. Following the sale of its bone measurement business (as described below), the Company focused exclusively on its musculoskeletal products and all Bionix rights were assigned to the Company for one dollar.

         On April 11, 2002, the Company sold its bone measurement business to Cooper, the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company is entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities.. The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and have engaged an independent accounting firm to provide a binding resolution of such disagreement. The Company is claiming aggregate adjustments in the amount of at least $584,000 in its favor. In the event the Company does not receive substantial funds upon resolution of the dispute it will create further demand on the Company to increase sales volume and to obtain alternate sources of financing. The remaining $500,000 of the purchase price (less any indemnification obligations owing by the Company to Cooper) is to be released by Cooper to the Company on or before January 31, 2004.

         In addition, the Company may be eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 1, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         The Company recorded a gain from the Asset Sale of $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards. The Company used the net proceeds from the Asset Sale of $3,741,020, to pay current operating expenses and to satisfy liabilities of the Company not assumed by Cooper, including $463,888 to repurchase at a discount $1,274,975 of promissory notes (including accrued and unpaid interest) previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation and $330,267 to repay loans from directors and officers of the Company. None of the proceeds from the Asset Sale have been or will be distributed to any shareholders of the Company.

         The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance), (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine. The healthcare division has initiated a clinical study of the Orbasone pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public. The sports & fitness division's product line includes the Galileo systems. Galileo products offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

         In December 2002, the Company assembled a sales organization consisting initially of 8 regional distributors to be managed by a senior sales executive hired in November 2002 to market the Galileo(TM) 2000 to the rehabilitation and physical therapy markets in the U.S. and Canada.

RECENT DEVELOPMENTS

         On January 1, 2003, the Company signed an agreement with BonAlyse Oy, a Finnish medical software developer, to exclusively distribute BonAlyse's software to the Company's pQCT customers in the U.S. and Canada. BonAlyse's software is used to analyze cross-sectional images acquired on pQCT and QCT systems, including assessment of bone density and bone geometry, muscle and fat (intramuscular and subcutaneous) cross-sectional area, and line analysis of distance and tissue thickness measurements.

MARKETS AND PRODUCTS

         The Company currently offers 5 product types comprised of a total of 13 models: 7 models of pQCT systems for bone & muscle research application (XCT Research SA, XCT Research SA+, XCT Research M. XCT Research

M+, XCT Microscope, XCT 3000 Research and XCT Fan-Beam u-Scope), 2 models of pOCT systems for clinical application related to bone & muscle disorders (XCT 2000 and XCT 3000), 1 model of lithotripter (Genestone 190), 2 models of patented powered exercise systems (Galileo 100 and Galileo 2000) and 1 model of human performance measurement system (Leonardo). In addition, the Company has several products under development.

The following is a description of each of the Company's product types and primary models.

1. BONE & MUSCLE DISORDERS / PHARMACEUTICAL RESEARCH

         Over the past decade, peripheral Quantitative Computed Tomography (pQCT(TM)) has replaced Dual Energy Bone Absorptiometry (DEXA or DXA) as the technology of choice for pharmaceutical research laboratories specializing in bone disorders such as osteoporosis. Unlike DXA, pQCT allows true volumetric measurement of both bones and muscles, allowing not only faster assessment of new therapeutic agents but also their impact on the entire musculoskeletal system.
         The Company directly markets, sells and services in the US and Canada the following pQCT systems for in vivo and in vitro research:

XCT Research SA/SA+ (bone/muscle measurement for small laboratory animals such as rats);
XCT Research M/M+ (bone/muscle measurement for transgenic mice);
XCT Microscope - (bone measurement for in vitro research); XCT 3000 Research - (bone/muscle measurement for large laboratory animals such as primates).
XCT Fan Beam u-Scope - (bone measurement for in vitro research).

         Stratec Medizintechnik GmbH ("Stratec"), the worldwide leader in pQCT technology, manufactures these systems in Germany and markets them in the rest of the world. North America accounts for about 80% of the worldwide research market.

2. BONE & MUSCLE DISORDERS / DIAGNOSTIC AND MONITORING

         The clinical market is usually lagging several years behind the research market. Therefore, DXA still is the "gold standard" in the diagnostic and monitoring of bone disorders, in spite of its shortcomings. However, the two-dimensional nature of DXA technology makes it of little value in situations when parameters such as bone thickness or bone cross section area need to be measured (orthopedics) or when long bones continue to grow (pediatrics).

         The Company directly markets, sales and services in the US and Canada the following pQCT systems for clinical assessment and monitoring of bone density and architecture:

XCT2000 (bone/muscle measurement at the forearm and foot);
XCT 3000 (bone/muscle measurement at the tibia and femur).

         All systems are principally marketed to the pediatrics and orthopedics specialties. Stratec Medizintechnik GmbH, the worldwide leader in pQCT technology, manufactures these systems in Germany and markets them in the rest of the world.

         Sales, rental and service of all pQCT systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented more than 90% of the Company sales from continuing operations during fiscal year 2002.

3. UROLOGY

         The Genestone 190(TM) lithotripter is well accepted in Europe and Asia for the non-invasive treatment of kidney stones. It initially received PMA market clearance from the FDA as a Class III device, and the technology has since been reclassified as Class II. The Genestone 190 is made by Genemed GmbH, a Swiss Corporation.

         Although our device is priced well below our competition, the US market proved to be difficult to penetrate as it is dominated by "partnerships" which allow practitioners with a financial interest in a lithotripter to prescribe that such lithotripter be used for their patients. Therefore, we have targeted some niche markets that are not affected by these restrictions, such as the Defense market (VA hospitals, Navy, etc...). The Company did not sell any Genestone systems during fiscal year 2002

4. PATIENTS WITH INCONTINENCE THAT BENEFIT FROM EXERCISE

         Our target is the large incontinence market. It is well recognized that exercise of the perineal muscles can improve their strength and reduce incontinence. The Galileo 2000(TM) is a patented powered exercise system that allows patients with incontinence to stimulate such muscles at a rapid (25/30
Hz) rate, providing them with the exercise that can reduce incontinence. The Galileo systems are made by Novotec Medical GmbH ("Novotec").

5. PATIENTS WITH DIABETES THAT BENEFIT FROM EXERCISE

         It is well known that individuals with Diabetes benefit from exercise. In particular, it can improve blood circulation in their legs. Unfortunately, they usually are not capable of long exercise sessions, and their exercise efforts must be predictable so proper insulin levels can be maintained. The Galileo(tm) rapid (25/30 Hz) stimulation rate, and the fact that it does not tax the cardiopulmonary system, makes it well suited to the needs of these individuals. The Galileo allows people with diabetes to enjoy the benefits of exercise. Galileo sales accounted for less than 5% of total sales from continuing operations during fiscal year 2002.

6. REHABILITATION / PHYSICAL THERAPY

         The patented Galileo powered exercise system has already penetrated the European rehabilitation and physical therapy market. The Galileo 2000 model targets the leg and lower back. The Galileo 100 model targets the arm and shoulder muscles. The system now is marketed in the US for the rehabilitation of muscle, tendons and ligaments, and to improve muscle strength and coordination. The Galileo system is specifically used to:

    o    Exercise postural muscles, joints and reflexes;
    o    Improve muscle strength, reflexes and joint motions;
    o Redevelop postural muscles, joints and reflexes after injury/disease;
    o    Reduce the pain and disability associated with Osteoarthritis; and
    o Allow patients with Parkinson's disease to benefit from exercise that can slow the progress of the disease.

         The Leonardo(TM) measures various key parameters of human performance, such as force, power, etc... It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The Leonardo system is made by Novotec. The Company did not sell any Leonardo systems during fiscal year 2002.

7. PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

    o PAIN MANAGEMENT: Manufactured for MIP GmbH, a Swiss Corporation ("MIP") under a contractual arrangement by Nippon Infrared Industries Co., Ltd. (Japan), the Orbasone(TM)was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21
         CFR ss.890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. The Company distributed the Orbasone and began generating modest sales in fiscal year 2000. The
         Orbasone delivers energy waves (Extracorporeal Shock Wave

         Treatment or ESWT) that provide relief to patients from minor pain in soft tissues at the treatment site, which is typically, the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist. On June 21, 2000, the FDA informed MIP that the FDA erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product in June 2000. The FDA determined that the Orbasone is a Class III device requiring pre-market approval ("PMA"). During 2002, the Company acquired the rights to manufacture the Orbasone under license from MIP and initiated a clinical study as part of the PMA application process. The Orbasone is marketed by MIP in Europe and Asia, but not yet available for sale in the U.S.

    o INCONTINENCE: The Company intends to replicate in the U.S. the leading German incontinence study in order to quantify the benefits of exercising with the Galileo system.

    o DIABETES: The Company intends to conduct clinical studies to quantify the benefits of exercising with the Galileo for patients at various stages the disease.

    o SPINAL CORD INJURIES: The first major U.S. rehabilitation center to use the Galileo was the Rusk Institute for Rehabilitative Medicine of New York University Medical Center. In addition to routine motor and cardiac rehabilitation situations, our Galileo system is being studied in various patient populations, including those with Parkinson's disease and spinal cord injuries.

    o SPORTS & FITNESS: The VibraFlex is a revolutionary exercise system based on the same new and patented concept as the Galileo systems. Many European athletes and professional teams already use the Galileo as an inherent part of their training to increase muscle power (ski, soccer, basket ball, tennis, etc...). One of the first U.S. athletes to use the Galileo system was Lance Armstrong, several times winner of the Tour de France. The Chicago White Sox baseball team was the first U.S. professional sports team to use the Galileo. The patented Galileo technology was developed for Rehabilitative Medicine and Physical Therapy to improve various conditions affecting muscle, tendons and ligaments, improve muscle strength/coordination, and blood circulation. The VibraFlex system is being developed by the Company to make the powerful Galileo technology affordable to the sports & fitness industry.

SALES AND MARKETING

         The Company currently employs one Vice President Sales & Marketing, one Sales Manager for Rehabilitation / Fitness, one Sales Administration Manager and one full-time pQCT Sales Applications Consultant. The Company's customers are end-users. The Company sells pQCT Research systems directly to customers and uses independent sales representatives to sell pQCT Clinical systems. The Company sells Genestone 190 directly to customers. For Galileo and Leonardo sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The Company also sells directly to end-users in those markets where the Company does not have third party sales representatives. The Company's sales staff is responsible for the support and supervision of independent sales representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company intends to expand its network of independent sales representatives to make use of the country's large market of rehabilitation centers and physical therapists, and to expand its sales in children hospitals, pediatric and orthopedic practices.

         In 2002, the Company reorganized its marketing department, which presently consists of one employee. Marketing efforts are focused primarily on supporting the Vice President Sales & Marketing, the Sales Manager for

Rehabilitation / Fitness and the pQCT Sales Applications Consultant in their management of sales representatives, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web site.

        Following the sale of its bone measurement business, the Company limited its products sales to the North American market and U.S. military bases worldwide.

MANUFACTURING

        Following the sale of its bone measurement business, the Company relied exclusively on third parties for the manufacturing of its products.

BONE & MUSCLE DISORDERS PRODUCTS

         The pQCT products marketed by the Company were developed and are manufactured by Stratec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing of components, final assembly and systems testing. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation ("QSR") requirements. The Company is dependent on Stratec to manufacture the pQCT products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Stratec.

         Some components are manufactured in accordance with custom specifications and require substantial lead times. While efforts are made to purchase components from more than one source and to use generally available parts, certain components are available from only one or a limited number of sources. In the past, there have been delays in the receipt of certain components, although to date no such delays have had a material adverse effect on the Company. The Company believes that Stratec has sufficient manufacturing capacity to supply the Company's product needs for at least the next twelve months.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo products marketed by the Company were developed and are manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Galileo products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotec.

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

PAIN MANAGEMENT SYSTEMS

        The Orbasone system was developed by MIP and is manufactured for MIP under a contractual arrangement by Nippon Infrared Industries Co., Ltd. (Japan), which has its manufacturing facilities in Tokyo, Japan. Manufacturing consists primarily of testing components, final assembly and quality assurance testing. If and when the Orbasone receives market clearance, the Company will be dependent on MIP to provide manufactured Orbasone systems in amounts and at levels of quality necessary to meet demand and be competitive, until such time as the Company has made arrangements to have the system manufactured domestically. The Company has no ownership interest in MIP or Nippon Infrared Industries Co., Ltd.

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

CUSTOMER SUPPORT SERVICES

         The Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers warranty), as well as extended warranty contracts. The Company provides warranty services to its customers. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement.

         The Company has no obligation to provide any other services to its third party independent sales representatives or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party independent sales representatives, including a telephone hotline for customer inquiries, product installation, product enhancements and maintenance releases. The Company also offers training at customer locations and the Company's facilities to end-user customers, independent sales representatives and service technicians.

DISTRIBUTION AGREEMENTS

         Following the sale of its bone measurement business, the Company focused exclusively on its musculoskeletal products and all Bionix rights were assigned to the Company for one dollar. As a result, the Company has the following rights to market, sell and service the following products in North
America:

STRATEC

         The Company and Stratec are parties to an exclusive agreement dated October 1, 1999 with respect to the marketing, sales and service of pQCT systems in North America. Under the terms of the four-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Stratec at a fixed price to be adjusted from time to time by mutual consent.

NOVOTEC

         The Company and Novotec are parties to an exclusive agreement dated October 1, 1999 with respect to the marketing, sales and service of Galileo and Leonardo systems in North America. Under the terms of the four-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Novotec at a fixed price to be adjusted from time to time by mutual consent.

GENEMED

         The Company and Genemed are parties to an exclusive agreement dated February 16, 2001 as amended as of April 1, 2001 and August 20, 2002 with respect to the marketing, sales and service of the Genestone 190 system to U.S. military bases worldwide. Under the terms of the three-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Genemed at a fixed price to be adjusted from time to time by mutual consent.

MIP

        The Company and MIP are parties to a product approval and licensing agreement dated February 12, 2002 with respect to the Orbasone system. Under the terms of the agreement, MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

RECENT DEVELOPMENTS

         On January 1, 2003, the Company signed an agreement with BonAlyse Oy, a Finnish medical software developer, to exclusively distribute BonAlyse's software to the Company's pQCT customers in the U.S. and Canada. BonAlyse's software is used to analyze cross-sectional images acquired on pQCT and QCT systems, including assessment of bone density and bone geometry, muscle and fat (intramuscular and subcutaneous) cross-sectional area, and line analysis of distance and tissue thickness measurements. Under the terms of the two-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from BonAlyse at a fixed price to be adjusted from time to time by mutual consent.

COMPETITION

Bone densitometry products

         The Company believes that the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional DXA-based technology, at prices competitive with systems using that technology. In the research market, the range, accuracy and precision of measurements are the principal competitive factors. Despite the absence of directly similar products, there are a number of competing approaches and products that compete with the pQCT products. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the pQCT products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this market. The Company sold its traditional DXA-based technology to CooperSurgical on April 11, 2002 and can receive earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 1, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the Galileo products and has already received certain patents, namely in Germany and in the U.S. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

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

         The Company's primary competitors for the sales of pain management systems are HealthTronics, Inc., Domier MedTech and Siemens AG, which have products that have already obtained premarket approval, as well as Storz Medical, MTS Medical Technologies & Services GmbH, and other companies that have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Orbasone was classified in August 1998 as a Class I therapeutic vibrator (21 CFR ss.890.5975) exempt from the 510 (k) requirements of the Federal Food, Drug and Cosmetic Act. However, on June 21, 2000, the FDA informed MIP that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

THIRD PARTY REIMBURSEMENT

Bone densitometry products and pain management systems

         Outside of the research market, the pQCT bone densitometry products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who are regulated in the United States by federal and state authorities and who typically bill and are dependent upon various third party payors, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the Company's products. The Health Care Financing Administration ("HCFA") establishes new reimbursement codes and recommended reimbursement rates effective January 1 of each calendar year. On several occasions, HCFA has affected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

         Medical devices are classified as either Class I, II, or III based on the risk presented by the device. Class I devices generally do not require review and approval or clearance by the FDA prior to marketing in the U.S. Class II devices generally require premarket clearance through the Section 510(k) premarket notification process, and Class III devices generally require premarket approval through the lengthier premarket approval application ("PMA") process. Orthometrix markets Class I, II, and III devices. Section 510(k) submissions may be filed only for those devices that are "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must determine whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information is needed to demonstrate substantial equivalence. If a device is not "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not previously called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

         The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone) marketed by the Company in the U.S. was classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA determined that it erred in its classification of the Orbasone and the Company suspended marketing of the Orbasone. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Company is currently seeking PMA approval for the Orbasone. The Galileo musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the FDA regarding the classification of the Galileo for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k) premarket notification requirements. The manufacturer of the Genestone 190 lithotripter, Genemed, has received FDA pre-market approval for the Genestone 190.

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

BACKLOG

         Backlog consists of signed purchase orders received by the Company from its customers. Backlog as of December 31, 2002 and 2001 totaled approximately
$- 0 - and $755,000, respectively. The Company's ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

EMPLOYEES

         At March 3, 2003, the Company had 7 employees, of whom 3 were engaged in direct sales and marketing activities. The remaining employees are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2. PROPERTIES

         The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 106, White Plains, New York 10604. The lease expires on July 31, 2003. Prior to the Asset Sale, the Company also leased approximately 28,500 square feet of space in Fort Atkinson, Wisconsin pursuant to two separate leases. These leases were transferred to Cooper on the date of the Asset Sale.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "OMRX". Prior to September 23, 1998, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods.

         PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 31, 2001:

                                      High              Low
                                      ----              ---
         First Quarter               $ 0.22           $ 0.09
         Second Quarter                0.20             0.07
         Third Quarter                 0.18             0.08
         Fourth Quarter                0.09             0.04

         PERIOD FROM JANUARY 1, 2002 THROUGH DECEMBER 31, 2002:

                                      High               Low
                                      ----               ---
         First Quarter               $ 0.17           $  0.01
         Second Quarter                0.06              0.03
         Third Quarter                 0.04              0.02
         Fourth Quarter                0.07              0.02

         As of March 17, 2003, the sales price per share of Common Stock, as reported by the Over-The-Counter Bulletin Board, was $0.05.

         As of March 3, 2003 there were approximately 73 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

         The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's policy has been to reinvest any earnings in the continued development and operations of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included in Item 7 of this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

Critical Accounting Policies And Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

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

Liquidity and Capital Resources
-------------------------------

         During the past two years, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting the remainder of the purchase price for the sale of its bone measurement business from Cooper and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

         The level of liquidity based on cash experienced a $9,842 increase at December 31, 2002, as compared to December 31, 2001. The Company's $3,741,020 of cash provided by the sale of its bone measurement business (investing activities) was substantially offset by $3,137,023 of net cash used in operating activities and by $594,155 of net cash used in financing activities. Financing activities consisted of $200,000 of proceeds of borrowings from directors and officers of the Company which was more than offset by $463,888 to repurchase the promissory notes and $330,267 to repay borrowings from directors and officers.

         On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE: COO) and the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company is entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and have engaged an independent accounting firm to provide a binding resolution of such disagreement. The Company is claiming aggregate adjustments in the amount of at least $584,000 in its favor. In the event the Company does not receive substantial funds upon resolution of the dispute it will create further demand on the Company to increase sales volume and to obtain alternate sources of financing. The remaining $500,000 of the purchase price (less any indemnification obligations owing by the Company to Cooper) is to be released by Cooper to the Company on or before January 31, 2004.

         In addition, the Company may be eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 1, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         The Company recorded a gain from the Asset Sale of $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards which approximate $10,000,000. The Company used the net proceeds from the Asset Sale of $3,741,020 to pay current operating expenses and to satisfy liabilities of the Company not assumed by Cooper, including $463,888 to repurchase at a discount, $1,274,975 of promissory notes (including accrued and unpaid interest) previously issued to Nissho Iwai Corporation and Nissho Iwai American Corporation and $330,267 to repay loans from directors and officers of the Company. None of the proceeds from the Asset Sale have been or will be distributed to any shareholders of the Company.

         In January 2003, the Company borrowed $300,000 from certain officers and directors of the Company. Interest on the notes is calculated at prime plus one. The notes are due in January 2004.

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

         The Company has no current backlog of orders as of December 31, 2002. There are no material commitments for capital expenditures as of December 31, 2002.

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

Results of Operations
---------------------

         The Company had net income of $3,262,186 ($0.11 per share based on 29,649,339 weighted average shares) for the year ended December 31, 2002 compared to a net loss of $1,636,672 ($0.05 per share based on 30,383,098 weighted average shares) for the year ended December 31, 2001. The increase in net income was due to a gain on sale of discontinued operations of $4,319,089 and an $811,087 extraordinary gain on extinguishment of debt in 2002.

         Loss from continuing operations decreased from $2,070,186 for the year ended December 31, 2001 to $1,617,259 for the year ended December 31, 2002. Revenue for the year ended December 31, 2002 increased $217,853 (or 31.8%) to $902,225 from $684,372 from the comparable period of fiscal 2001. The increase in sales was primarily due to an increase in sales during the latter half of 2002.

         Cost of revenue as a percentage of revenue was 39.3% and 74.0% for the year ended December 31, 2002 and 2001, respectively, resulting in a gross margin of 60.7% for the year ended December 31, 2002 compared to 26.0% for the comparable period of 2001. The increase in gross margin was due to reduced manufacturing overhead expenses attributable to the products sold in 2002.

         Sales and marketing expense for the year ended December 31, 2002 decreased $238,687 (or 28.3%) to $604,983 from $843,670 for the year ended December 31, 2001. The categories that were lower included labor costs and travel related expenses incurred by sales and service personnel. The expense reductions are attributed to improvements in the cost-effectiveness of the sales, marketing and service functions and are not expected to adversely affect future sales.

         General and administrative expense for the year ended December 31, 2002 increased $91,963 (or 7.9%) to $1,262,768 from $1,170,805 for the year ended
December 31, 2001. The increase was primarily due to increased consulting and legal fees.

         Research and development expense for the year ended December 31, 2002 increased $168,755 (or 199.0%) to $253,532 from $84,777 for the year ended December 31, 2001. The increase was primarily due to increased expenses incurred as a result of the Orbasone PMA process.

         Interest expense decreased $99,187 (or 66.8%) to $49,270 for the year ended December 31, 2002 from $148,457 for the year ended December 31, 2001. Interest expense decreased due to repayment of all principal balances on promissory notes and related party loans during April 2002.

New Accounting Pronouncements
-----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase combinations completed prior to June 30, 2001. SFAS 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. SFAS No. 141 and No. 142 had no effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS No. 143 at the beginning of 2002. SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The adoption of this statement resulted in the presentation of the Company's consolidated financial statements to include the assets, liabilities and results of operations of its bone measurement business, which was sold in April 2002, as discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Company's consolidated financial statements would be the reclassification of extraordinary gain on early extinguishment of debt to continuing operations, however, this would have no effect on the Company's net income. The Company intends to adopt FASB No. 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that this statement will have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Company's consolidated financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not anticipate that this will have an impact on the financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

         The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 7. FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                                                            Page
                                                                            ----
Independent Auditors' Reports                                                25

Financial Statements:

Consolidated Balance Sheet as of December 31, 2002                           27

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001                                                   28

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the years ended December 31, 2002 and 2001                               29

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                                   30

Notes to Consolidated Financial Statements                                   32

                          Independent Auditors' Report
                          ----------------------------


Stockholders and Board of Directors of
Orthometrix, Inc.:


We have audited the accompanying consolidated balance sheet of Orthometrix, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthometrix, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Radin, Glass & Co., LLP


New York, New York
February 13, 2003

                          Independent Auditors' Report
                          ----------------------------

Stockholders and Board of Directors of
Orthometrix, Inc.:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Orthometrix, Inc. and subsidiaries (the "Company") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Orthometrix, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Imowitz Koenig & Co., LLP


New York, New York
February 8, 2002

                                ORTHOMETRIX, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                         ASSETS
                         ------


Current assets:

      Cash                                                                           $              26,044
      Accounts receivable-trade, less allowance for doubtful
         accounts of $0                                                                            245,110
      Current portion of receivable due from purchaser                                             594,992
      Inventories                                                                                   58,148
      Prepaid expenses and other current assets                                                     28,655
                                                                                     ----------------------
         Total current assets                                                                      952,949

Property and equipment, net                                                                         13,717
Long term receivable due from purchaser                                                            500,000
Other                                                                                               11,658
                                                                                     ----------------------
         Total Assets                                                                $           1,478,324
                                                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

      Accounts payable - trade                                                       $             533,366
      Accrued expenses                                                                             156,896
      Unearned service revenue                                                                      12,985
      Other liabilities                                                                            268,387
                                                                                     ----------------------
         Total current liabilities                                                                 971,634
                                                                                     ----------------------
Stockholders' equity:

      Common stock - 29,544,621
         shares issued and outstanding and
         45,000,000 shares authorized                                                               14,771
      Additional paid-in capital                                                                38,672,828
      Accumulated deficit                                                                      (38,180,909)
                                                                                     ----------------------
         Total stockholders' equity                                                                506,690
                                                                                     ----------------------
         Total Liabilities and Stockholders' Equity                                  $           1,478,324
                                                                                     ======================


                                ORTHOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001


                                                                                                              2001
                                                                                     2002                  (RESTATED)
                                                                             ---------------------    ---------------------
Revenue                                                                      $            902,225     $            684,372
Cost of revenue                                                                           354,100                  506,849
                                                                             ---------------------    ---------------------
         Gross profit                                                                     548,125                  177,523

Sales and marketing expense                                                               604,983                  843,670
General and administrative expense                                                      1,262,768                1,170,805
Research and development expense                                                          253,532                   84,777
                                                                             ---------------------    ---------------------
         Operating loss                                                                (1,573,158)              (1,921,729)

Interest expense                                                                          (49,270)                (148,457)
Interest income                                                                             5,169                        -
                                                                             ---------------------    ---------------------
Loss from continuing operations                                                        (1,617,259)              (2,070,186)
                                                                             ---------------------    ---------------------

Discontinued operations:
      Net (loss) income from discontinued operations                                     (250,731)                 433,514
      Gain on disposal of discontinued operations                                       4,319,089                        -
                                                                             ---------------------    ---------------------
Income from discontinued operations                                                     4,068,358                  433,514
                                                                             ---------------------    ---------------------
Income (loss) before extraordinary item                                                 2,451,099               (1,636,672)

Extraordinary item - Gain on extinguishment of debt                                       811,087                        -
                                                                             ---------------------    ---------------------

Net income (loss)                                                            $          3,262,186     $         (1,636,672)
                                                                             =====================    =====================

Basic and diluted weighted average shares                                              29,649,339               30,383,098
                                                                             =====================    =====================
Basic and diluted income (loss) per share:
      Loss from continuing operations                                        $              (0.06)    $              (0.07)
      Income from discontinued operations                                                    0.14                     0.02
      Extraordinary gain on extinguishment of debt                                           0.03                        -
                                                                             ---------------------    ---------------------
      Net income (loss)                                                      $               0.11     $              (0.05)
                                                                             =====================    =====================


                                ORTHOMETRIX, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                                                                  Additional
                                                                                     Common         Paid-In        Accumulated
                                                   Shares           Total           Stock           Capital          Deficit
                                             ----------------  ---------------  -------------  ----------------  ----------------
Balance as of December 31, 2000                   29,233,509   $   (1,287,403)  $     14,615   $    38,504,405   $   (39,806,423)

Issuance of common stock                           1,200,000          180,000            600           179,400                 -

Net loss                                                   -       (1,636,672)             -                 -        (1,636,672)
                                             ----------------  ---------------  -------------  ----------------  ----------------

Balance as of December 31, 2001                   30,433,509       (2,744,075)        15,215        38,683,805       (41,443,095)
                                             ----------------  ---------------  -------------  ----------------  ----------------

Redemption of shares
      for inventory                                 (888,888)         (35,556)          (444)          (35,112)                -

Stock options issued as compensation
      to non-employees                                     -           24,135              -            24,135                 -

Net Income                                                 -        3,262,186              -                 -         3,262,186
                                             ---------------------------------  -------------  ----------------  ----------------

Balance as of December 31, 2002                   29,544,621   $      506,690   $     14,771   $    38,672,828   $   (38,180,909)
                                             ================  ===============  =============  ================  ================


                                ORTHOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                                                                                    2001
                                                                                              2002                (RESTATED)
                                                                                       -------------------    --------------------
Cash Flows From Operating Activities:

Net income (loss)                                                                      $        3,262,186     $     (1,636,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Net loss (income) from discontinued operations                                           250,731             (433,514)
         Gain on disposal of discontinued operations                                           (4,319,089)                   -
         Extraordinary gain on extinguishment of debt                                            (811,087)                   -
         Accounts receivable reserve                                                             (282,500)             (18,500)
         Stock options issued as compensation to non-employees                                     24,135                    -
         Amortization expense                                                                      13,281               53,124
         Depreciation expense                                                                      27,389               84,542
Changes in assets and liabilities:
         Decrease in accounts receivable                                                          103,003              184,339
         (Increase) decrease in inventories                                                        (5,442)              84,587
         (Increase) decrease in non current assets                                                 (3,850)                 700
         Decrease (increase) in prepaid expenses and other current assets                          35,565              (19,094)
         (Decrease) increase in accounts payable                                                 (475,464)             290,323
         Decrease in accrued expenses                                                            (628,832)            (118,533)
         Increase (decrease) in unearned service revenue                                            1,282              (45,304)
         Increase in other liabilities                                                            268,387                    -
                                                                                       -------------------    -----------------


      Net cash used in continuing operations                                                   (2,540,305)          (1,574,002)

      Net cash (used in) provided by discontinued operations                                     (596,718)           1,316,929
                                                                                       -------------------    -----------------

      Net cash used in operating activities                                                    (3,137,023)            (257,073)
                                                                                       -------------------    -----------------

Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                                         3,741,020                    -
                                                                                       -------------------    -----------------

Cash Flows From Financing Activities:

      Issuance of common stock                                                                          -              180,000
      Proceeds of borrowings from related parties                                                 200,000               50,000
      Repayment of borrowings from related parties                                               (330,267)             (10,014)
      Repayment of notes payable                                                                 (463,888)                   -
                                                                                       -------------------    -----------------

      Net cash (used in) provided by financing activities                                        (594,155)             219,986
                                                                                       -------------------    -----------------

Net increase (decrease) in cash                                                                     9,842              (37,087)

Cash at beginning of period                                                                        16,202               53,289
                                                                                       -------------------    -----------------

Cash at end of period                                                                  $           26,044     $         16,202
                                                                                       ===================    =================




               See notes to the consolidated financial statements.

                                ORTHOMETRIX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 21, 2002 AND 2001


Noncash investing and financing activities:

During February 2002, the Company exchanged inventory with a net book value of $40,000 with an unaffiliated entity for 888,888 shares of the Company's common stock, with a market value of $35,556 on the date of exchange. The difference between the net book value of the inventory exchanged and the market value of the stock received was recorded in cost of revenue during the year ended December 31, 2002.


       Cash paid for:                   2002                  2001
                                    -----------           -----------

              Income taxes          $    13,898           $   120,000
              Interest expense            7,615                11,826



Sale of a line of business (see Note 3).



















               See notes to the consolidated financial statements.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.       THE COMPANY AND GOING CONCERN CONSIDERATION:

         Orthometrix, Inc. ("OMRX" or the "Company") markets, sells, and services several musculoskeletal product lines used in pharmaceutical research, diagnostic and monitoring of bone and muscle disorders in sports medicine, rehabilitative medicine, physical therapy and pain management and urology. Prior to April 11, 2002 the Company also developed, manufactured, sold and serviced a wide range of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis.

         During the past two years, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's continued existence is dependent upon several factors including increased sales volume, collecting the remainder of the purchase price for the sale of the Company's bone densitometry business and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

         Fair Value of Financial Statements

         Statement of Financial Accounting Standards (SFAS) No. 107, as amended by SFAS No. 119, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair values are based on judgments regarding future

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Fair Value of Financial Statements (Continued)
         ----------------------------------------------

         expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

         Management of the Company estimates that all financial instruments of OMRX, except the long term receivable, have a fair value equal to the carrying value. The fair value of the long term receivable is estimated to be approximately $450,000.

         Revenue and Cost Recognition
         ----------------------------

         The Company primarily sells its products directly to customers and through third party dealers and distributors. Revenue is generally recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded.

         The Company purchased certain products from Stratec and Novotec through a company owned by Reynald Bonmati, CEO of the Company. Management believes the gross profit recognized by OMRX on products purchased from the manufacturers materially approximates that which would have been realized had the Company used unaffiliated suppliers. This agreement was terminated in April 2002.

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

         Stock-based Compensation
         ------------------------

         Stock-based compensation related to employees and directors is accounted for in accordance with Accounting Principles Board Opinion Number 25 "Accounting for Stock Issued to Employees". Stock-based compensation related to non-employees is accounted for in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation".

         Inventory
         ---------

         Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Property and Equipment
         ----------------------

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

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Income (Loss) per Share
         -----------------------

         Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

         Options to purchase 2,958,500 and 2,319,500, shares of common stock were outstanding at December 31, 2002, and 2001, respectively, but were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

         Concentration of Credit Risk
         ----------------------------

         The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. At December 31, 2002 and 2001, and for the years then ended, no customer had outstanding trade receivables in excess of 10% of total outstanding trade receivables nor accounted for more than 10% of revenues. The Company sells to customers in various geographic territories worldwide (see Note 13).

         Management Estimates
         --------------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for the allowance for uncollectible receivables, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates.

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

         Cash & Cash Equivalents
         -----------------------

         The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Segment Reporting
         -----------------

         The Company has one reportable segment. The Company evaluates performance based on operating income, which is income before interest and non-operating items.

         Accounting Pronouncements
         -------------------------

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the provisions of SFAS No. 143 at the beginning of 2002. SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The adoption of this statement resulted in the presentation of the Company's consolidated financial statements to include the assets, liabilities and results of operation of its bone measurement business, which was sold in April 2002, as discontinued operations.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Accounting Pronouncements (Continued)
         -------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
         30. The effect of this statement on the Company's consolidated financial statements would be the reclassification of extraordinary gain on early extinguishment of debt to continuing operations, however, this will have no effect on the Company's net income. The Company intends to adopt FASB No. 145 as of January 1, 2003.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that this statement will have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Company's consolidated financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not anticipate that this will have an impact on the consolidated financial statements.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.       DISCONTINUED OPERATIONS AND CONTINGENCY

         On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. The Company is entitled to receive up to a maximum of $12.0 million for the sale (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and have engaged an independent accounting firm to provide a binding resolution of such disagreement. The Company is claiming aggregate adjustments in the amount of at least $584,000 in its favor. In the event the Company does not receive substantial funds upon resolution of the dispute it will create further demand on the Company to increase sales volume and to obtain alternate sources of financing. The remaining $500,000 of the purchase price (less any indemnification obligations owing by the Company to Cooper) is to be released by Cooper to the Company on or before January 31, 2004.

         In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through December 31, 2002 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         After paying transaction-related expenses, the Company recorded a gain of approximately $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

         The results of operations for all periods presented have been restated for the discontinued operations.


                                                                                     For the Year Ended
                                                                         December 31, 2002       December 31, 2001
                                                                         -----------------       -----------------
          Summary of Operating Results
          of Discontinued Operations:
          Revenue                                                         $     1,658,042           $    8,506,508
          Cost of revenue                                                       1,030,183                4,864,360
          Sales and marketing                                                     650,074                1,848,714
          General and administrative                                              301,623                1,108,625
          Research and development expense                                         72,050                  251,295
          Accounts receivable reserve adjustment                                 (145,157)                  -
                                                                          ----------------          --------------

          Net (loss) income from discontinued operations                  $      (250,731)          $      433,514
                                                                          ================          ==============

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

4.       DISTRIBUTION AGREEMENTS:

         The Company and McCue PLC ("McCue") entered into a distribution agreement dated June 17, 1999 granting the Company the right to exclusively distribute the C.U.B.A.Clinical ultrasound system in North America and certain countries in Europe, the Pacific Rim and the Middle East. Under terms of the five-year agreement, there are non-binding sales targets. In addition, in the event that the Company did not purchase a specified minimum number of C.U.B.A. Clinical devices in any twelve-month period starting in January 2001, McCue had the right to make the Company's distribution rights in North America non-exclusive. McCue exercised such right on January 7, 2002. This agreement was assigned to Cooper on April 11, 2002 as part of the Asset Sale.

         The Company and Stratec Medizintechnik GmbH ("Stratec"), a German Corporation, are parties to an exclusive agreement dated October 1, 1999 with respect to the marketing, sales and service of pQCT systems in North America. Under the terms of the four-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Stratec at a fixed price to be adjusted from time to time by mutual consent.

         The Company and Novotec Medizintechnik GmbH ("Novotec"), a German Corporation, are parties to an exclusive agreement dated October 1, 1999 with respect to the marketing, sales and service of Galileo and Leonardo systems in North America. Under the terms of the four-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Novotec at a fixed price to be adjusted from time to time by mutual consent.

         The Company and Genemed GmbH, a Swiss Corporation ("Genemed"), are parties to an exclusive agreement dated February 16, 2001 as amended as of April 1, 2001 and August 20, 2002 with respect to the marketing, sales and service of the Genestone 190 system to U.S. military bases worldwide. Under the terms of the three-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Genemed at a fixed price to be adjusted from time to time by mutual consent.

         The Company and MIP GmbH, a Swiss Corporation ("MIP"), are parties to a product approval and licensing agreement dated February 12, 2002 with respect to the Orbasone system. Under the terms of the agreement, MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

         On January 1, 2003, the Company signed an agreement with BonAlyse Oy, a Finnish medical software developer, to exclusively distribute BonAlyse's software to the Company's pQCT customers in the U.S. and Canada. BonAlyse's software is used to analyze cross-sectional images acquired on pQCT and QCT systems, including assessment of bone density and bone geometry, muscle and fat (intramuscular and subcutaneous) cross-sectional area, and line analysis of distance and tissue thickness measurements. Under the terms of the two-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from BonAlyse at a fixed price to be adjusted from time to time by mutual consent.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


5.       INVENTORIES:

         Inventories consist of the following as of December 31, 2002:


         Products kits, spare parts
           and sub-assemblies                                    $      3,090
         Finished goods                                                55,058
                                                                 ------------

                                                                 $     58,148
                                                                 ============
6.       PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following as of December 31, 2002:




         Furniture and fixtures                                  $    119,688


         Accumulated depreciation                                    (105,971)
                                                                 ------------

                                                                 $     13,717
                                                                 ============

7.       EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT:

         During January 2002, the Company entered into an option agreement to purchase a note payable by the Company to a third party distributor, under certain conditions, at a discounted amount of $463,888 including accrued and unpaid interest. On April 12, the Company exercised the option agreement and purchased the note payable along with accrued and unpaid interest of $139,165. The Company recorded a gain on the purchase of the note and the forgiveness of the accrued and unpaid interest of $811,087.

8.       STOCKHOLDERS' EQUITY (DEFICIT):

         Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2002 and 2001, there was no preferred stock outstanding.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.       COMPENSATION PROGRAMS:

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

         The amended and restated 1994 Stock Option Plan includes 3,000,000 shares of Common Stock reserved for issuance. Options are issued to employees and non-employees at the discretion of the Board of Directors. During 2002, 465,000 options were issued as compensation to non-employees. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", $24,135 of compensation expense was included in the Company's net loss for 2002.

         Under the 2000 Non-Employee Directors' Stock Option Plan, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director's first election to the Board of Directors and a grant to acquire 5,000 shares is effective on the date of the director's reelection to the Board of Directors. For each of Mr. Allen, Mr. Baker, Dr. Neusy, Mr. Huber and Dr. Waxman, 50,000 options were granted on June 2, 1999 at an exercise price of $0.67 per share, 5,000 options were granted on June 1, 2000 at an exercise price of $0.531 per share and 5,000 options were granted on June 13, 2001 at an exercise price of $0.085. Each member of the Board of Directors received 5,000 options on April 11, 2002 at an exercise price of $0.05. Directors who are employees of the Company do not receive additional compensation for serving as directors. No member of the Board of Directors was paid compensation during fiscal year 2002 for his service as a director of the Company other than pursuant to the standard compensation arrangement described above.

         On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly, 1,524,500 shares were repriced to $.15 per share. Subsequent to the option repricing on December 14, 2000, the company measured compensation expense using variable plan accounting. Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2002 or 2001.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.       COMPENSATION PROGRAMS (CONTINUED):

         Stock Option Plan (Continued)
         -----------------------------

         The following is a summary of options related to the 1994 Stock Option Plan and the Board Plan as of December 31:

                                                                     Range of                                     Range of
                                                                      Option                                       Option
                                                                      Prices                                       Prices
                                                2002                Per Share                2001                 Per Share
                                          ------------------    -------------------    ------------------    --------------------
         Options outstanding
         at beginning of year                 2,319,500          $   0.06 - 0.67            1,804,500          $   0.15 - .067

         Cancellations                         (501,250)             0.06 - 0.67              (31,250)         $   0.15 - 0.67

         Granted                              1,140,250              0.02 - 0.08              546,250          $   0.06 - 0.15

         Exercised                                    -                                             -
                                         --------------          ---------------       --------------

         Options outstanding at
         end of year                          2,958,500                                     2,319,500
                                         ================                              ==============

         Options exercisable at
         end of year                          1,065,000                                       899,938
                                         ================                              ==============

         Options available for
         grant at end of year                 1,041,500                                     1,680,500
                                         ===============                              ===============


         The following table summarizes information about significant groups of stock options outstanding at December 31, 2002:


                                           Options Outstanding                                    Options Exercisable
                                -------------------------------------------------   ------------------------------------------
                                                                     Weighted                                       Weighted
                                 Weighted                            Average         Weighted                        Average
                                 Average                            Remaining        Average                       Remaining
              Exercisable        Options          Exercise      Contractual Life      Options       Exercise    Contractual Life
                Prices         Outstanding          Price            in Years       Exercisable        Price           in
             --------------    -----------       ------------   -----------------   -----------    ------------ ----------------
             $0.02-0.05           875,250        $ 0.045              9                    -      $       -             -
              0.06-0.13           673,000          0.073              9                103,250         0.077            8
              0.15              1,340,250          0.150              6                939,250         0.15             6
              0.53                 20,000          0.530              7                 10,000         0.53             7
              0.67                 50,000          0.670              9                 12,500         0.67             9


                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


9.       COMPENSATION PROGRAMS (CONTINUED):

         Stock Option Plan (Continued)
         -----------------------------

         Had compensation expense for the Company's 2002 and 2001 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for 2002 and 2001 would approximate the pro forma amounts below:


                                                                2002                  2001
                                                          ------------------    ----------------
              Net income (loss):
                    As reported                           $     3,262,186     $      (1,636,672)
                    Pro forma                                   3,211,031            (1,773,346)
              Income (loss) per share:
                    As reported - Basic and diluted                  0.11                 (0.05)
                    Proforma - Basic and diluted                     0.11                 (0.06)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2002 and 2001: dividend yield of 0%, risk-free weighted average interest rate of 5.0% and 4.4%, expected volatility factor of 173% and 116%, respectively and an expected option term of 10 years. The weighted average fair value at date of grant for options granted during 2002 and 2001 was $0.05 and $0.22 per option, respectively.

         401(k) Plan
         -----------

         Pursuant to the Orthometrix, Inc. Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $20,496 and $28,107 for the years ended December 31, 2002 and 2001, respectively.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.      INCOME TAXES:

         The Company did not record a provision for income tax expense for the years ended December 31, 2002 and 2001 since any provision would be offset by the Company's NOL carryforwards.

             Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:


                                                                      2002                 2001
                                                                 ---------------      -------------

                           Statutory income tax rate                   (34.0%)               (34.0%)
                           Valuation allowance                          42.0                  39.0
                           State income taxes, net of
                             Federal benefit                            (8.0)                 (5.0)
                                                                ----------------      -------------

                                                                         0.0%                  0.0%
                                                                ================      =============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below:

                                                                  2002
                                                             ---------------
            Deferred tax assets and liabilities:
                   Accrued liabilities                       $       109,113
            Valuation allowance                                     (109,113)
                                                             ---------------
                   Net current deferred tax assets                         -
                                                             ---------------
                   Net operating loss carryforwards                4,076,807
            Other                                                     13,018
            Valuation allowance                                   (4,089,825)
                                                             ---------------
            Net noncurrent deferred tax assets                             -
                                                             ---------------
                   Total deferred tax assets                 $            --
                                                             ---------------

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.      INCOME TAXES (CONTINUED):

         Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2002 and 2001, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

         The Company has utilizable federal and state net operating loss carryforwards of approximately $10,000,000 at December 31, 2002 for income tax purposes, which expire in 2008 through 2021.

11.      COMMITMENTS AND CONTINGENCIES:

         Legal Proceedings

         In the normal course of business, the Company is named as defendant in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on the financial position, result of operations or cash flows of the Company.

         Leases

         The Company leases office space under a lease expiring in July 2003. Total rent expense incurred in 2002 and 2001 was $103,814 and $81,939 respectively. The following is a schedule of future minimum lease payments as of December 31, 2002:


                                     2003                   39, 704

12.      RELATED PARTY TRANSACTIONS:

         TRANSACTIONS WITH CERTAIN DIRECTORS AND OFFICERS

         At December 31, 2001, notes payable--related parties consisted of the following:

                           Bonmati note                 $  80,267(a)
                           Huber note                      50,000(b)
                                                        ---------
                           Total                        $ 130,267
                                                        =========

         (a) The $80,267 note payable at December 31, 2001 was payable to Reynald G. Bonmati, the President and Chairman of OMRX. The principal amount plus accrued interest (at 6.5%) of $1,444 was repaid with proceeds from the Asset Sale during 2002.

         (b) The Company had borrowed $50,000 (together with interest at a rate of 10% per annum) from Mr. Huber, a Director of the Company, pursuant to a Note dated September 20, 2001, due by March 31, 2002. The principal amount and accrued interest of $2,795 was repaid with proceeds from the Asset Sale.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.      RELATED PARTY TRANSACTIONS (CONTINUED):

         TRANSACTIONS WITH CERTAIN DIRECTORS AND OFFICERS (CONTINUED)

         The Company had also borrowed $75,000 (together with interest at a rate of 10% per annum) from Mr. Huber pursuant to a Note dated January 8, 2002, due by June 30, 2002. The Company granted 75,000 options at an exercise price of $0.06 to Mr. Huber as additional consideration. The fair value of the options granted of $4,478 was recorded as interest expense and as additional paid-in capital. The principal amount plus accrued interest of $1,931 was repaid with proceeds from the Asset Sale.

         The Company had also borrowed $25,000 (together with interest at a rate of 10% per annum) from Mr. Allen, a Director of the Company, pursuant to a Note dated January 9, 2002, due by June 30, 2002. The Company granted 25,000 options at an exercise price of $0.06 to Mr. Allen as additional consideration. The fair value of the options granted of $1,493 was recorded as interest expense and as additional paid-in capital. The principal amount plus accrued interest of $637 was repaid with proceeds from the Asset Sale.

         The Company had also borrowed $75,000 (together with interest at a rate of 10% per annum) from Mr. Huber pursuant to a note dated March 13, 2002, due by June 30, 2002. The Company granted 75,000 options at an exercise price of $0.05 to Mr. Huber as additional consideration. The fair value of the options granted of $3,727 was recorded as interest expense and as additional paid-in capital. The principal amount plus accrued interest of $616 was repaid with proceeds from the Asset Sale.

         The Company had also borrowed $25,000 (together with interest at a rate of 10% per annum) from Mr. Baker, a Director of the Company, pursuant to a note dated March 15, 2002, due by June 30, 2002. The Company granted 25,000 options at an exercise price of $0.05 to Mr. Baker as additional consideration. The fair value of the options of $1,242 was recorded as interest expense and as additional paid-in capital. The principal amount plus accrued interest of $192 was repaid with proceeds from the Asset Sale.

         In January 2003, the Company borrowed $300,000 from certain officers and directors of the Company. Interest on the notes is calculated at prime plus one. The notes are all due in January 2004.

         Mr. Allen provided limited consulting services to the Company during fiscal year 2001. Mr. Allen was not paid cash for his services. Instead, certain options that he was granted in 1997 under the Company's 1994 Plan were repriced from $0.67 to $0.15 in consideration of his services (see Note 9).

         Starting in August of 2001, the Chairman of the Company elected to have his salary deferred. The Company has recorded this as salary expense and as a deferred liability. The salary deferral, which continued through the date of the asset sale was paid with proceeds from the Asset Sale.

                                ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


12.      RELATED PARTY TRANSACTIONS (CONTINUED):

         TRANSACTIONS WITH BIONIX

         The Company and Bionix, a company of which Reynald G. Bonmati, the President and Chairman of the Board of the Company is President, were parties to three exclusive four-year sub-distribution agreements pursuant to which the Company had the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company had the right to purchase and sell the pQCT and Galileo systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company had the right to purchase and sell the Genestone 190 systems and products. During fiscal year 2002 and 2001, the Company purchased from Bionix systems and products equal to approximately $4,500 and $488,000, respectively. Following the asset sale to Cooper, the Company focused exclusively on its musculoskeletal products and all Bionix rights were assigned to the Company for one dollar. Such rights also include the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone systems and products have not yet been approved by the U.S. Food and Drug Administration for sale in the U.S.

13.      SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

         For the years ended December 31, 2002, and 2001, no customer accounted for more than 10% of revenues. The Company's largest customers are medical device distributors.

         The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                                      2002                              2001
                                          ----------------------------      ----------------------------
              Pacific Rim                 $       --              --%        $      711,973         7.8%
              Europe/Middle East                  --              --              1,912,485        20.8
              Latin America                       --              --                325,489         3.5

              Export Sales                        --              --              2,949,947        32.1
              Domestic Sales              $  902,225           100.0%             6,240,933        67.9
                                          ----------           -----         --------------       -----
                                          $  902,225           100.0%        $    9,190,880       100.0%
                                          ==========           =====         ==============       =====


                               ORTHOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


  14.    QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                             2002 Quarters
                                   ------------------------------------------------------------------------------------------------
                                         First               Second                Third               Fourth              Total
                                   ------------------   ------------------   ------------------   -----------------    ------------
    Revenue                        $      64,347       $      141,710       $    319,593          $   376,575        $    902,225
    Gross Profit                          20,516               94,567            198,722              234,320             548,125
    Operating loss                      (345,897)            (333,784)          (391,666)            (501,811)         (1,573,158)
    Income (loss) from
      discontinued operations           (323,691)           4,778,182           (350,000)             (36,133)          4,068,358
    Extraordinary gain on
      extinguishment of debt                   -              811,087                  -                    -             811,087
    Net income (loss)                   (707,890)           5,258,992           (740,598)            (548,318)          3,262,186

    Weighted average shares:
    Basic and diluted                 29,969,312           29,544,621         29,544,621           29,544,621
29,649,339
    Basic and diluted per
      share                        $       (0.02)                0.18              (0.03)               (0.02)       $       0.11


                                                                           2001 Quarters
                                   -------------------------------------------------------------------------------------------------
                                       First                Second               Third               Fourth               Total
                                   ----------------     ----------------    ----------------     ----------------     --------------
    Revenue                        $     186,482       $      385,238       $    105,559          $     7,093        $    684,372
    Gross Profit                          44,920               97,545             31,156                3,902             177,523
    Operating loss                      (510,661)            (464,615)          (469,397)            (477,056)         (1,921,729)
    Income (loss) from
      discontinued operations            449,633             (104,826)            (6,780)              95,487             433,514
    Net loss                             (94,692)            (603,786)          (510,939)            (427,255)         (1,636,672)

    Weighted average shares:
    Basic and diluted                 30,229,065           30,433,509         30,433,509           30,433,509          30,383,098
    Basic and diluted per
      share                        $        0.00                (0.02)             (0.02)               (0.01)       $      (0.05)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2002, the Registrant's Board of Directors approved the appointment of Neil Koenig as Chief Financial Officer of the Registrant. Effective with the appointment, Imowitz Koenig & Co., LLP has resigned as the Registrant's independent accountant, since Mr. Koenig's appointment as Chief Financial Officer creates a lack of independence between the Registrant and Imowitz Koenig & Co., LLP. Imowitz Koenig & Co., LLP had been engaged as the Registrant's independent accountants since January 29, 2002, when it replaced Deloitte & Touche LLP as the Registrant's independent accountants. See Registrant's Form 8-K filed with the Commission on February 5, 2002 (Commission File No. 0-26206)

The report of Imowitz Koenig & Co., LLP on the financial statements of the Registrant for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and other than raising substantial doubt about the Registrant's ability to continue as a going concern was not otherwise qualified or modified as to uncertainty, audit scope or accounting principles, during the period of its engagement or the interim period to the date of resignation. Similarly, the reports of Deloitte & Touche LLP on the financial statements of the Registrant contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about the Registrant's ability to continue as a going concern for the fiscal year ended December 31, 2000, were not modified as to uncertainty, audit scope, or accounting principles during the two fiscal years ended December 31, 2000 and 1999 or the interim period to January 29, 2002, the date of dismissal.

In connection with the audits of the Registrant's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, and in the subsequent interim period preceding the resignation, there were no disagreements with either Imowitz Koenig & Co., LLP or Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of either Imowitz Koenig & Co., LLP or Deloitte & Touche LLP that would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

In connection with the audits of the Registrant's financial statements for the fiscal years ended December 31, 2001 and 2000, and through the subsequent interim period prior to September 13, 2002,: preceding the resignation, there were no "reportable events" as that term is described in Item 304(a) (1) (v) of Regulation S-K.

The Registrant provided Imowitz Koenig & Co., LLP with a copy of the disclosures which the Registrant is making in this item 4 and has requested that Imowitz Koenig & Co., LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. A copy of such letter dated September 13, 2002 was filed as Exhibit 16.1 to the Form 8-K.

On September 13, 2002, the Registrant's Board of Directors approved the appointment of Radin, Glass & Co., LLP as its independent accountant for the Registrant. The Registrant has not consulted with Radin, Glass & Co., LLP during the previous two fiscal years and the interim periods to date on any matters which were the subject of any disagreement or with respect to any "reportable event" as is defined in Item 304 of Regulation S-K or the type of audit opinion which might be rendered on the Registrant's financial statements.

                                    PART III

ITEMS 9, 10, 11, AND 12

The information required under these items is contained in the Company's Proxy Statement relating to its 2003 Annual Meeting of Stockholders, which Proxy Statement enclosed this Form 10-K and is being filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number             Description
             2.1            Agreement and Plan of Merger by and among Dove Medical Systems, DMS Acquisition Corp. and Orthometrix,
                            Inc., (C)

             2.2            Purchase Agreement by and among Robert L. Piccioni and Joan Piccioni, CHC, Inc.,
                            Mirella Monte Belshe and Orthometrix, Inc. (C)

             2.3            Stock Purchase Agreement between Orthometrix, Inc. and Orthometrix Medical Systems B.V. (G)

             2.4            Amendment to Stock Purchase Agreement dated as of December 31, 1998 between Orthometrix
                            Medical Systems, B.V. and Orthometrix, Inc.(I)

             3.1            Restated Certificate of Incorporation of Orthometrix, Inc. (H)

             3.2            By-laws of Orthometrix, Inc., as amended (A)

           +10.1            Distribution Agreement dated as of April 1, 1995 by and among Orthometrix Corporation,  Stratec
                            Medizintechnik GmbH and Orthometrix, Inc. (A)

           +10.2            Product Development Loan Agreement dated as of June 1, 1995 by and among Stratec
                            Medizintechnik GmbH, Orthometrix Corporation and Orthometrix, Inc. (A)

            10.3            Amended and Restated 1994 Stock Option and Incentive Plan (G)

            10.4            Exclusive Distributor Agreement dated as of July 1, 1996 among Orthometrix, Inc.,
                            Nissho Iwai Corporation and Nissho Iwai American Corporation (E)

            10.5            Exclusive Distributor Agreement dated as of June 2, 1995 between Orthometrix, Inc. and
                            Meditec Co., Ltd. (A)




            10.6            Amendment No. 1 to Distribution Agreement by and among Orthometrix Corporation, Stratec
                            Medizintechnik GmbH and Orthometrix, Inc. (B)

            10.7            Amendment No. 2 to Distribution Agreement by and among Orthometrix Corporation, Stratec
                            Medizintechnik GmbH and Orthometrix, Inc. (D)

          + 10.8            Amendment No. 3 to Distribution Agreement by and among Orthometrix Corporation, Stratec
                            Medizintechnik GmbH and Orthometrix, Inc. (F)

          + 10.9            Amended Distribution Agreement dated as of September 11, 1997 among Stratec
                            Medizintechnik GmbH, Orthometrix, Inc. and Orthometrix Corporation (G)

            10.10           Amendment No. 1 to Amended Distribution Agreement dated as of December 7, 1998 by and among Stratec Medizintechnik GmbH, Orthometrix, Inc. and Orthometrix Corporation. (J)

            10.11           Distribution Agreement dated as of January 1, 2001, between Marconi Medical Systems,
                            Inc. and Orthometrix, Inc.

            10.12           Amendment, dated April 1, 2000, to Distribution Agreement between Marconi Medical
                            Systems, Inc. and Orthometrix, Inc.

            10.13           Note Repurchase Agreement, dated December 28, 2001 between Orthometrix, Inc. and Nissho
                            Iwai American Corporation

              21            Subsidiaries

              99            Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                            (b)  Reports on Form 8-K.

                            None

  ------------------------

+    Confidentiality requested as to certain provisions

(A) ThisExhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.

(B) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-K dated March 27, 1996 and is incorporated herein by reference.

(C) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated April 15, 1996 and is incorporated herein by reference.

(D) ThisExhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-05303) and is incorporated herein by reference.

(E) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-Q dated August 13, 1996 and is incorporated herein by reference.

(F) ThisExhibit was previously filed as an Exhibit to the Company's report on Form 10-K dated March 28, 1997 and is incorporated herein by reference.

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


Item 14. CONTROLS AND PROCEDURES
         -----------------------

         The Company's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 31st day of March, 2003.


                            ORTHOMETRIX, INC.


                            By: /s/ Reynald G. Bonmati
                               -----------------------
                               Name:  Reynald G. Bonmati
                               Title: President


                                POWER OF ATTORNEY

  Each person whose signature appears below hereby constitutes and appoints Reynald G. Bonmati as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or desirable to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, Orthometrix, Inc., in the capacities and on the dates indicated.


                Signature                         Capacity In Which Signed                       Date
                ---------                         ------------------------                       ----
      /s/ Reynald G. Bonmati                Chairman of the Board and President             March 31, 2003
       ----------------------               (Principal Executive Officer); and
       Reynald G. Bonmati                                 Director


      /s/ Neil H. Koenig                    Chief Financial Officer (Principal              March 31, 2003
      -----------------------                Financial Officer and Principal
       Neil H. Koenig                                Accounting Officer)



                Signature                         Capacity In Which Signed                       Date
                ---------                         ------------------------                       ----
      /s/ James J. Baker                                 Director                          March 31, 2003
      ------------------------------
      James J. Baker


      /s/ Michael W. Huber                               Director                          March 31, 2003
      ------------------------------
      Michael W. Huber


      /s/ Andre-Jacques Neusy                            Director                          March 31, 2003
      -----------------------------
      Andre-Jacques Neusy


      /s/ Albert S. Waxman                               Director                          March 31, 2003
      ------------------------------
      Albert S. Waxman


                                 CERTIFICATIONS

I, Neil H. Koenig, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Orthometrix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003
         --------------

                               /s/ Neil H. Koenig
                               ------------------------------------
                               Neil H. Koenig
                               Chief Financial Officer
                                      \

                                 CERTIFICATIONS

I, Reynald Bonmati, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Orthometrix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

                               /s/ Reynald Bonmati
                               -------------------------------------
                                Reynald Bonmati
                                President / Chief Executive Officer