Form 10QSB
period 2003-03-31
ORTHOMETRIX  INC
filed 2003-05-15
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 ---------------

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    06-1387931
-----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

106 Corporate Park Drive, Suite 106, White Plains, NY               10604
-----------------------------------------------------             ---------
     (Address of principal executive office)                      (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 29,544,621 shares of common stock outstanding as of May 15, 2003.

                                     1 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                   MARCH 31, 2003
                                                                             ---------------------------
ASSETS

Current assets:

      Accounts receivable-trade                                              $                  326,296
      Receivable due from purchaser                                                           1,094,992
      Inventories                                                                                99,418
      Prepaid expenses and other current assets                                                  27,154
                                                                             ---------------------------

         Total current assets                                                                 1,547,860


Property and equipment, net                                                                      21,453
Other                                                                                            11,658
                                                                             ---------------------------

         Total Assets                                                        $                1,580,971
                                                                             ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Notes payable, net of discount and accrued interest payable
          - related parties                                                   $                 291,744
      Accounts payable - trade                                                                  710,973
      Accrued expenses                                                                           84,574
      Unearned service revenue                                                                   16,391
      Other liabilities                                                                         268,387
                                                                             ---------------------------

         Total current liabilities                                                            1,372,069
                                                                             ---------------------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,544,621
         shares issued and outstanding                                                           14,771
      Additional paid-in capital                                                             38,687,138
      Accumulated deficit                                                                   (38,493,007)
                                                                             ---------------------------

         Total stockholders' equity                                                             208,902
                                                                             ---------------------------

         Total Liabilities and Stockholders' Equity                          $                1,580,971
                                                                             ===========================

                 See notes to consolidated financial statements.

                                    2 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,                MARCH 31,
                                                                                     2003                     2002
                                                                             ---------------------    ---------------------
Revenue                                                                      $            500,160     $             64,347
Cost of revenue                                                                           154,289                   43,831
                                                                             --------------------     --------------------
         Gross profit                                                                     345,871                   20,516


Sales and Marketing                                                                       177,335                  109,906
General and administrative expense                                                        401,054                  256,507
Research and development expense                                                           73,668                        -
                                                                             ---------------------    ---------------------

         Operating loss                                                                  (306,186)                (345,897)
                                                                             ---------------------    ---------------------

Interest expense                                                                           (6,054)                 (38,302)
Interest income                                                                               142                        -
                                                                             ---------------------    ---------------------

Net loss from continuing operations                                                      (312,098)                (384,199)

Net (loss) from discontinued operations                                                         -                 (323,691)
                                                                             ---------------------    ---------------------

Net loss                                                                     $           (312,098)    $           (707,890)
                                                                             =====================    =====================

Basic and diluted weighted average shares                                              29,544,621               29,969,312
                                                                             =====================    =====================

Basic and diluted loss per share:
      Net loss from continuing operations                                    $              (0.01)    $              (0.01)
      Net (loss) income from discontinued operations                                            -                    (0.01)
                                                                             ---------------------    ---------------------
      Net loss                                                               $              (0.01)    $              (0.02)
                                                                             =====================    =====================

                 See notes to consolidated financial statements.

                                    3 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For The Three Months Ended
                                                                                     March 31,               March 31,
                                                                                        2003                     2002
                                                                               ----------------------   ---------------------
Cash Flows From Operating Activities:

Net loss                                                                       $            (312,098)   $           (707,890)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Net loss from discontinued operations                                                     -                 323,691
         Amortization expense                                                                  2,882                  13,281
         Depreciation expense                                                                  1,906                   1,499
Changes in assets and liabilities:
         Increase in accounts receivable                                                     (81,186)                (32,881)
         (Increase) decrease in inventories                                                  (41,270)                 19,871
         Decrease (increase) in prepaid expenses and other
            current assets                                                                     1,501                 (12,552)
         Increase in accounts payable                                                        177,607                 153,578
         (Decrease) increase in accrued expenses                                             (65,744)                 41,987
                                                                               ----------------------   ---------------------

      Net cash used in continuing operations                                                (316,402)               (199,416)

      Net cash provided by discontinued operations                                                 -                     327
                                                                               ----------------------   ---------------------

      Net cash used in operating activities                                                 (316,402)               (199,089)
                                                                               ----------------------   ---------------------

Cash Flows From Investing Activities:

      Purchases of Property and Equipment                                                     (9,642)                      -
                                                                               ----------------------   ---------------------

Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                                            300,000                 200,000
                                                                               ----------------------   ---------------------

Net (decrease) increase in cash                                                              (26,044)                    911

Cash at beginning of period                                                                   26,044                  16,202
                                                                               ----------------------   ---------------------

Cash at end of period                                                          $                   -    $             17,113
                                                                               ======================   =====================

                 See notes to consolidated financial statements.

                                     4 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   BASIS OF PRESENTATION AND GOING CONCERN
    ----------------------------------------

     The consolidated financial statements of Orthometrix, Inc. (formerly Norland Medical Systems, Inc.) and Subsidiaries (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, and included in the Company's Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

     During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the three months ended March 31, 2003 the Company experienced a net loss from continuing operations of $312,098 and negative cash flow from operating activities of $316,402. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

                                    5 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

2.   INVENTORIES
     -----------

     As of March 31, 2003, inventories consisted of the following:

                                                     March 31, 2003
                                                     --------------
        Product kits, spare parts
          and sub-assemblies                         $        3,360
        Finished goods                                       96,058
                                                     --------------
                                                     $       99,418
                                                     ==============

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

     The Company paid no cash for interest or income taxes during the three months ended March 31, 2003 or 2002.

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

                                    6 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)
     ---------------------------------------------------

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

     In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through March 31, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

     After paying transaction-related expenses, the Company recorded a gain of approximately $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

     The results of operations have been restated for the discontinued operations.

                                                     For the Three Months Ended
                                                           March 31, 2002
                                                     --------------------------
     Summary of Operating Results
       of Discontinued Operations:
         Revenue                                          $      1,603,280
         Cost of revenue                                           989,111
         Sales and marketing                                       650,074
         General and administrative                                215,736
         Research and development expense                           72,050
                                                          ----------------
           Net (loss) from discontinued operations        $       (323,691)
                                                          =================

     In connection with the Asset Sale, Cooper assumed the lease commitment for the Company's facility located in Fort Atkinson, Wisconsin. The Company leases its corporate office space located in White Plains, New York at a monthly rate of $5,672. The corporate office lease expires in July 2003.


                                    7 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     During January 2003, the Company borrowed $300,000 from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.25% at March 31, 2003.) The notes are due in January 2004. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 300,000 shares of common stock at $0.05 per share (market price at the time of the grant.) $14,310 of the proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $285,690 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31 2003, the unamortized discount on the notes payable is $11,428.

7.   STOCK-BASED COMPENSATION
     ------------------------

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees." The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period. Had the compensation cost for stock options granted to employees been determined using the fair value method, the proforma net loss per share would have been as follows:

                                                         For the Three Months Ended
                                                     --------------------------------------
                                                      March 31, 2003        March 31, 2002
                                                     ----------------      ----------------
     Net loss, as reported                           $       (312,098)     $       (707,890)
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effect                              (14,292)              (12,789)
                                                     ----------------      ----------------

     Proforma net income                             $       (326,390)     $       (720,679)
                                                     ================      ================


     Basic and diluted loss per share
       As reported                                   $          (0.01)     $          (0.02)
                                                     ================      ================

       Pro forma                                     $          (0.01)     $          (0.02)
                                                     ================      ================

                                    8 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the three months ended March 31, 2003 the Company experienced a net loss from continuing operations of $315,448 and negative cash flow from operating activity of $316,402. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting the remainder of the purchase price for the sale of its bone measurement business from Cooper and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

                                    9 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


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

         The level of liquidity based on cash experienced a $26,044 decrease at March 31, 2003, as compared to December 31, 2002. The Company's $316,402 of net cash used in operating activities and $9,642 of cash used in investing activities was partially offset by $300,000 of cash provided by financing activities. Investing activities consisted of $9,642 of purchases of property and equipment. Financing activities consisted of $300,000 of proceeds of borrowings from directors and officers of the Company.

         During January 2003, the Company borrowed $300,000 from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.25% at March 31, 2003.) The notes are due in January 2004. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 300,000 shares of common stock at $0.05 per share (market price at the time of the grant.) $14,310 of the proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $285,690 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 2003, the unamortized discount on the notes payable is $11,428.

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

                                    10 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         The Company has no current backlog of orders as of March 31, 2003. There are no material commitments for capital expenditures as of March 31, 2003.

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

         Results of Operations
         ---------------------

         The Company had a net loss of $312,098 ($0.01 per share based on 29,544,621 weighted average shares) for the three months ended March 31, 2003 compared to a net loss of $707,890 ($0.02 per share based on 29,969,312 weighted average shares) for the three months ended March 31, 2002.

         Net loss from continuing operations decreased from $384,199 for the three months ended March 31, 2002 to $312,098 for the three months ended March 31, 2003. Revenue for the three months ended March 31, 2003 increased $435,813 (or 677%) to $500,160 from $64,347 from the comparable period of fiscal 2002. The increase in sales was primarily due to the Company's liquidity problems in 2002, which forced management to focus its efforts and the Company's limited financial resources towards a sale of the Company in the first quarter of 2002 rather than attempting to develop markets for its remaining products.

         Cost of revenue as a percentage of revenue was 30.8% and 68.1% for the three months ended March 31, 2003 and 2002, respectively, resulting in a gross margin of 69.2% for the three months ended March 31, 2003 compared to 31.9% for the comparable period of 2002. The increase in gross margin was due to reduced manufacturing overhead expenses attributable to the products sold in 2003.

         Sales and marketing expense for the three months ended March 31, 2003 increased $67,429 or (61.4%) to $178,495 from $109,906 for the three months ended March 31, 2002. The increase is due to the Company's efforts to market its product lines in 2003 as compared to 2002, when management was forced to focus its efforts and the Company's limited financial resources towards the sale of the Company. In addition, the Company hired a national sales manager in the fourth quarter of 2002.

         General and administrative expense for the three months ended March 31, 2003 increased $144,547 (or 56.4%) to $401,054 from $256,507 for the three months ended March 31, 2002. The increase was primarily due to professional fees incurred in connection with the resolution of the dispute with CooperSurgical Acquisition Corp. ("Cooper") over the sales price of the Company's bone measurement business on April 11, 2002 to Cooper.

         Research and development expense for the three months ended March 31, 2003 increased $73,668 to $73,668 from $0 for the three months ended March 31, 2002. Spending on research and development commenced again during the second quarter of 2002.

                                    11 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         Results of Operations (Continued)
         ---------------------------------

         Interest expense decreased $32,248 (or 84.2%) to $6,054 for the three months ended March 31, 2003 from $38,302 for the three months ended March 31, 2002. Interest expense decreased due to a decrease in the principal balance of loans payable during 2003 as compared to 2002.

         Recently Issued Accounting Standards
         ------------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Bulletin ("APB") 30. The Company does not expect that this statement will have a material effect on the Company's financial statements.

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

                                    12 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
         ----------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In December 2002, the FASB issued the SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB No. 123, "Accounting for Stock-Based Compensation." In particular, this statement (1) provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, (2) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting decisions with respect to stock-based employee compensation and (3) amends APB No.28," Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December15, 2002. Early application is encouraged. The transition provisions of this statement had no effect on the Company's consolidated financial statements. The Company adopted the disclosure provisions of this statement at the beginning of fiscal 2003. The adoption of the disclosure provisions resulted in the presentation of the Company's interim financial statements to include proforma stock-based employee compensation costs.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company does not expect that this statement will have an impact on the Company's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         All of the Company's notes payable outstanding at March 31, 2003 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $3,000 change in annual interest expense.

                                    13 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)  Exhibits:

              +10.1 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, Inc. and M.I.P. GmbH.

              +10.2 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, Inc. and Stratec Medizintechnik, GmbH.

              +10.3 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, LLC and Novotec Maschinen GmbH.

              +10.4 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, LLC and Genemed GmbH.

              +10.5 Software Distribution Agreement dated as of June 1, 2002 between Orthometrix, Inc. and BonAlyse Oy.

              10.6 $150,000 Promissory Note, dated January 6, 2003, between Orthometrix, Inc. and Michael W. Huber.

              10.7 $50,000 Promissory Note, dated January 22, 2003, between Orthometrix, Inc. and Yukon Associates.

              10.8 $100,000 Promissory Note, dated January 31, 2003 between Orthometrix, Inc. and Reynald Bonmati.

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              +  Confidentiality requested as to certain provisions.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the period ended March 31, 2003.


                                    14 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ORTHOMETRIX, INC.
                                -----------------


                                     BY: /s/ Reynald Bonmati
                                         ---------------------------------------
                                         Reynald Bonmati
                                         President


                                     BY: /s/ Neil H. Koenig
                                         ---------------------------------------
                                         Neil H. Koenig
                                         Chief Financial Officer
                                         (Principal Financial Officer)





                                         Dated: May 15, 2003



                                    15 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


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


                                    16 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003                         /s/ Reynald Bonmati
                                           -------------------------------------
                                           Reynald Bonmati
                                           President
                                           (Chief Executive Officer)





















                                    17 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


                                 CERTIFICATIONS

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


                                    18 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2003
                           --------------------------


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 15, 2003                        /s/ Neil H. Koenig
                                            ------------------
                                            Neil H. Koenig
                                            Chief Financial Officer






                                    19 of 19