Form 10-Q
period 2003-06-30
ORTHOMETRIX  INC
filed 2003-08-13
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission file number 0-26206
                                                -------

                                Orthometrix, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                   06-1387931
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains, NY           10604
------------------------------------------------------        ----------
(Address of principal executive office)                       (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ----       ----


There were 29,544,621 shares of common stock outstanding as of August 8, 2003.





                                     1 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)



ASSETS
------                                                                           June 30, 2003
                                                                            ----------------------
Current assets:

      Cash                                                                  $              58,899
      Accounts receivable-trade                                                            92,730
      Receivable due from purchaser                                                       815,664
      Inventories                                                                          61,990
      Prepaid expenses and other current assets                                            44,283
                                                                            ----------------------
          Total current assets                                                          1,073,566

Property and equipment, net                                                                21,949
Other                                                                                      11,658
                                                                            ----------------------
          Total Assets                                                      $           1,107,173
                                                                            ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Notes payable, net of discount and accrued interest
          payable - related parties                                          $            538,281
      Accounts payable - trade                                                            587,876
      Accrued expenses                                                                    136,649
      Unearned service revenue                                                              7,098
                                                                            ----------------------
          Total current liabilities                                                     1,269,904
                                                                            ----------------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
          45,000,000 shares authorized, and 29,544,621
          shares issued and outstanding                                                    14,771
      Additional paid-in capital                                                       38,696,613
      Accumulated deficit                                                             (38,874,115)
                                                                            ----------------------
          Total stockholders' equity                                                     (162,731)
                                                                            ----------------------
          Total Liabilities and Stockholders' Equity                        $           1,107,173
                                                                            ======================





                 See notes to consolidated financial statements.


                                    2 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                             2003                    2002
                                                                     ---------------------   ---------------------
Revenue                                                              $            861,479    $            206,057
Cost of revenue                                                                   275,303                  90,974
                                                                       -------------------   ---------------------
         Gross profit                                                             586,176                 115,083

Sales and marketing                                                               352,014                 229,628
General and administrative expense                                                766,260                 473,158
Research and development expense                                                  146,191                  91,978
                                                                     ---------------------   ---------------------

         Operating loss                                                          (678,289)               (679,681)

Gain on extinguishment of debt                                                          -                 811,087
Interest expense                                                                  (15,247)                (38,302)
Interest income                                                                       330                   3,507
                                                                     ---------------------   ---------------------

Net (loss) income from continuing operations                                     (693,206)                 96,611
                                                                     ---------------------   ---------------------
Discontinued operations:
      Net loss from discontinued operations                                             -                (250,731)
      Gain on disposal of discontinued operations                                       -               4,705,222
                                                                     ---------------------   ---------------------

Income from discontinued operations                                                     -               4,454,491
                                                                     ---------------------   ---------------------

Net (loss) income                                                    $           (693,206)   $          4,551,102
                                                                     =====================   =====================

Basic and diluted weighted average shares                                      29,544,621              29,755,793
                                                                     =====================   =====================
Basic and diluted income (loss) per share:
      Net loss from continuing operations                            $              (0.02)   $                  -
      Income from discontinued operations                                               -                    0.15
                                                                     ---------------------   ---------------------
      Net income (loss)                                              $              (0.02)   $               0.15
                                                                     =====================   =====================


                 See notes to consolidated financial statements.



                                    3 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                                   2003                     2002
                                                           ---------------------    ---------------------
Revenue                                                    $            361,319     $            141,710
Cost of revenue                                                         121,014                   47,143
                                                              ------------------    ---------------------
         Gross profit                                                   240,305                   94,567

Sales and marketing                                                     174,679                  119,722
General and administrative expense                                      365,206                  216,651
Research and development expense                                         72,523                   91,978
                                                           ---------------------    ---------------------

         Operating loss                                                (372,103)                (333,784)

Gain on extinguishment of debt                                                -                  811,087
Interest expense                                                         (9,193)                       -
Interest income                                                             188                    3,507
                                                           ---------------------    ---------------------

Net (loss) income from continuing operations                           (381,108)                 480,810
                                                           ---------------------    ---------------------
Discontinued operations:
      Net loss from discontinued operations                                   -                   72,960
      Gain on disposal of discontinued operations                             -                4,705,222
                                                           ---------------------    ---------------------

Income from discontinued operations                                           -                4,778,182
                                                           ---------------------    ---------------------

Net (loss) income                                          $           (381,108)    $          5,258,922
                                                           =====================    =====================

Basic and diluted weighted average shares                            29,544,621               29,544,621
                                                           =====================    =====================
Basic and diluted income (loss) per share:
      Net loss from continuing operations                  $              (0.01)    $               0.02
      Net income (loss) from discontinued operations                          -                     0.16
                                                           ---------------------    ---------------------
      Net income (loss)                                    $              (0.01)    $               0.18
                                                           =====================    =====================



                 See notes to consolidated financial statements.


                                    4 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,                 JUNE 30,
                                                                                              2003                     2002
                                                                                      ----------------------    --------------------
Cash Flows From Operating Activities:

Net (loss) income                                                                     $            (693,206)    $         4,551,102
Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Net loss from discontinued operations                                                            -                 250,731
         Gain on disposal of discontinued operations                                                      -              (4,705,222)
         Gain on extinguishment of debt                                                                   -                (811,087)
         Accounts receivable reserve                                                                      -                (137,343)
         Amortization expense                                                                         7,158                  13,281
         Depreciation expense                                                                         4,132                   4,923
Changes in assets and liabilities:
         Decrease in accounts receivable                                                            431,708                 221,292
         (Increase) decrease in inventories                                                          (3,842)                 20,340
         Increase in non current assets                                                                   -                  (3,850)
         (Increase) decrease in prepaid expenses and other current assets                           (15,628)                 19,648
         Increase (decrease) in accounts payable                                                     54,510                (692,406)
         Decrease in accrued expenses and other liabilities                                        (289,613)               (732,689)
                                                                                      ----------------------    --------------------

      Net cash used in continuing operations                                                       (504,781)             (2,001,280)

      Net cash provided by discontinued operations                                                        -                (435,795)
                                                                                      ----------------------    --------------------

      Net cash used in operating activities                                                        (504,781)             (2,437,075)
                                                                                      ----------------------    --------------------
Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                                                   -               3,328,966
      Purchase of property and equipment                                                            (12,364)                      -
                                                                                      ----------------------    --------------------

      Net cash (used in) provided by investing activities                                           (12,364)              3,328,966
                                                                                      ----------------------    --------------------
Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                                                   550,000                 200,000
      Repayment of borrowings from related parties                                                        -                (330,267)
      Repayment of notes payable                                                                          -                (463,888)
                                                                                      ----------------------    --------------------

      Net cash provided by (used in) financing activities                                           550,000                (594,155)
                                                                                      ----------------------    --------------------

Net increase in cash                                                                                 32,855                 297,736

Cash at beginning of period                                                                          26,044                  16,202
                                                                                      ----------------------    --------------------

Cash at end of period                                                                 $              58,899     $           313,938
                                                                                      ======================    ====================


                 See notes to consolidated financial statements.



                                    5 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.           BASIS OF PRESENTATION AND GOING CONCERN
             ---------------------------------------

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

             During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the six months ended June 30, 2003 the Company experienced a net loss from continuing operations of $693,206 and negative cash flow from operating activities of $504,781. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

             The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

                                    6 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

2.           INVENTORIES
             -----------

             As of June 30, 2003, inventories consisted of the following:

                                                         June 30, 2003
                                                         -------------
                Product kits, spare parts
                   and assemblies                          $ 61,990
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

             Cash paid for interest was $3,181 for the six months ended June 30, 2003.

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


                                    7 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.           DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)
             ---------------------------------------------------

             The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569. In addition, the Company is to receive $47,095 from the arbitrator as a refund of arbitration fees advanced to the arbitrator. These amounts were included in Receivable due from purchaser at June 30, 2003. The settlement from Cooper was received in July 2003. The remaining $500,000 of the purchase price (less any indemnification obligations owing by the Company to Cooper) is to be released by Cooper to the Company on or before January 31, 2004.

             In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset
             Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through June 30, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

             After paying transaction-related expenses, the Company recorded a gain of approximately $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

             The results of operations have been restated for the discontinued operations.


                                                                                    For the Six Months Ended
                                                                                          June 30, 2002
                                                                                          -------------
               Summary of Operating Results
                 of Discontinued Operations:
                   Revenue                                                            $       1,658,042
                   Cost of revenue                                                            1,030,183
                   Sales and marketing                                                          650,074
                   General and administrative                                                   301,622
                   Research and development expense                                              72,050
                   Accounts receivable reserve adjustment                                      (145,157)
                                                                                      -----------------
                      Net (loss) income from discontinued operations                  $        (250,731)
                                                                                      =================




                                    8 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.           DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)
             ---------------------------------------------------

             In connection with the Asset Sale, Cooper assumed the lease commitment for the Company's facility located in Fort Atkinson, Wisconsin. The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:


                          2003                         $      51,219
                          2004                                28,185
                          2005                                29,500
                          2006                                30,816
                          2007                                31,584
                          Thereafter                          18,424
                                                       ---------------
                                                       $     189,728
                                                       == ============


6.           RELATED PARTY TRANSACTIONS
             --------------------------

             During January 2003, May 2003 and June 2003, the Company borrowed $300,000, $100,000 and $150,000, respectively from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.25% at June 30, 2003.) The notes are due one year after the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 550,000 shares of common stock at $0.05 per share. $23,785 of the proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $526,215 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30 2003, the unamortized discount on the notes payable is $16,627.




                                    9 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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


                                                                          For the Six Months Ended
                                                                 -----------------------------------------
                                                                 June 30, 2003               June 30, 2002
                                                                 -------------               -------------
         Net (loss) income, as reported                          $   (693,206)               $  4,551,102
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effect                                  (21,034)                    (25,578)
                                                                 ------------                -------------

         Proforma net (loss) income                              $   (714,240)               $  4,525,524
                                                                 ============                ============


         Basic and diluted loss per share
              As reported                                        $      (0.02)               $       0.15
                                                                 ============                ============
              Pro forma                                          $      (0.02)               $       0.15
                                                                 ============                ============


                                    10 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

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

           Liquidity and Capital Resources
           -------------------------------

           During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the six months ended June 30, 2003 the Company experienced a net loss from continuing operations of $693,206 and negative cash flow from operating activity of $504,781. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting the remainder of the purchase price for the sale of its bone measurement business from Cooper and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.


                                    11 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

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

           The level of liquidity based on cash experienced a $32,855 increase at June 30, 2003, as compared to December 31, 2002. The Company's $504,781 of net cash used in operating activities and $12,364 of cash used in investing activities was partially offset by $550,000 of cash provided by financing activities. Investing activities consisted of $12,364 of purchases of property and equipment. Financing activities consisted of $550,000 of proceeds of borrowings from directors and officers of the Company.

           During January 2003, May 2003 and June 2003 the Company borrowed $300,000, $100,000 and $150,000, respectively from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.25% at June 30, 2003.) The notes are due one year after the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 550,000 shares of common stock at $0.05 per share. $23,875 of the proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $526,215 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30, 2003, the unamortized discount on the notes payable is 16,627.

           The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance), (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine. The healthcare division is currently initiating a study of the Orbasone pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public. The sports & fitness division distributes the Galileo systems. Galileo systems offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles rather than on longer repetitive movements on conventional exercise systems. The systems mechanically stimulate targeted muscles at a specific frequency, typically 25 to 30 impulses per second, causing the muscles to respond by contracting and relaxing by natural reflex 20 to 30 times per second. The Galileo systems target the leg and lower back (Galileo 2000), the arm and shoulder muscles (Galileo 100). There can be no assurance that these efforts will be successful.


                                    12 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)
           ----------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

           The Company has no current backlog of orders as of June 30, 2003. There are no material commitments for capital expenditures as of June 30, 2003.

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

           Results of Operations
           ---------------------

           The Company had a net loss of $693,206 ($.02 per share based on 29,544,621 weighted average shares) for the six months ended June 30, 2003 compared to a net gain of $4,551,102 ($0.15 per share based on 29,755,793 weighted average shares) for the six months ended June 30, 2002.

           Net income from continuing operations decreased from $96,611 for the six months ended June 30, 2002 to a net loss from continuing operations of $693,206 for the six months ended June 30, 2003. Revenue for the six months ended June 30, 2003 increased $655,422 (or 318%) to $861,479 from $206,057 from the comparable period of fiscal 2002. The increase in sales was primarily due to the Company's increased marketing effort in 2003 as compared to 2002, when management was forced to focus its efforts and the Company's limited financial resources towards the sale of the Company.

           Cost of revenue as a percentage of revenue was 32.0% and 44.2% for the six months ended June 30, 2003 and 2002, respectively, resulting in a gross margin of 68.0% for the six months ended June 30, 2003 compared to 55.8% for the comparable period of 2002. The increase in gross margin was due to reduced manufacturing costs the Company was able to achieve for the products sold in 2003.

           Sales and marketing expense for the six months ended June 30, 2003 increased $122,386 or (53.3%) to $352,014 from $229,628 for the six months ended June 30, 2002. The increase is due to the Company's efforts to market its product lines in 2003 as compared to 2002, when management was forced to focus its efforts and the Company's limited financial resources towards the sale of the Company. In addition, the Company hired a national sales manager in the fourth quarter of 2002.

           General and administrative expense for the six months ended June 30, 2003 increased $293,102 (or 61.9%) to $766,260 from $473,158 for the six months ended June 30, 2002. The increase was primarily due to $213,765 of professional fees incurred in connection with the resolution of the dispute with CooperSurgical Acquisition Corp. ("Cooper") over the sales price of the Company's bone measurement business on April 11, 2002 to Cooper.

           Research and development expense for the six months ended June 30, 2003 increased $54,213 (or 58.9%) to $146,191 from $91,978 for the six months ended June 30, 2002. Spending on research and development had been suspended during the first quarter of 2002 due to liquidity needs and commenced again during the second quarter of 2002, accounting for the increase in 2003.


                                    13 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)
           ----------------------------------------------------------

           Results of Operations (Continued)
           ---------------------------------

           Interest expense decreased $23,055 (or 60.2%) to $15,247 for the six months ended June 30, 2003 from $38,302 for the six months ended June 30, 2002. Interest expense decreased due to a decrease in the principal balance of loans payable during 2003 as compared to 2002.

           Recently Issued Accounting Standards
           ------------------------------------

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Bulletin ("APB") 30. The adoption of this statement will have resulted in the reclassification of the gain on extinguishment of debt included in the Company's consolidated statement of operations for the six months ended June 30, 2002 from an extraordinary item to other income.

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


                                    14 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." In particular, this statement (1) provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, (2) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting decisions with respect to stock-based employee compensation and (3) amends APB No.28," Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December15, 2002. Early application is encouraged. The transition provisions of this statement had no effect on the Company's consolidated financial statements. The Company adopted the disclosure provisions of this statement at the beginning of fiscal 2003. The adoption of the disclosure provisions resulted in the presentation of the Company's interim financial statements to include proforma stock-based employee compensation costs.

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


                                    15 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)
           ----------------------------------------------------------

           Recently Issued Accounting Standards (Continued)
           ------------------------------------------------

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting fr three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS Np. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this statement to have any effect on the Company's consolidated financial statements.

           Quantitative and Qualitative Disclosures of Market Risk
           -------------------------------------------------------

           All of the Company's notes payable outstanding at June 30, 2003 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $5,500 change in annual interest expense.

Item 3.    CONTROLS AND PROCEDURES
           -----------------------

           Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                                    16 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           (a) The Annual Meeting of Stockholders of Orthometrix, Inc., was held on June 12, 2003.

           (b) The following persons were elected as directors of the Company at the Annual Meeting: James J. Baker, Reynald G. Bonmati, Michael W. Huber, Neil H. Koenig, Andre-Jacques Neusy and Albert Waxman.

           (c)  The following matters were voted on at the Annual Meeting:

                (1) The proposal to elect the six persons named in Item 4 (b) as directors of the Company for the ensuing year was approved as follows: 20,107,291 shares were voted in favor of Mr. Baker, Mr. Huber, Dr. Neusy and Dr. Waxman; no votes against; no votes were withheld for these candidates; no abstentions or broker non-votes. 20,076,791 shares were voted in favor of Mr. Bonmati and Mr. Koenig; no votes against; 30,500 votes were withheld for these candidates; no abstentions or broker non-votes.

                (2) The proposal to ratify the selection of Radin, Glass & Co., LLP as the Company's independent auditors for 2003 was approved as follows: 21,170,132 shares were in favor of such selection; no shares against such selection; no abstentions or broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)  Exhibits:

                +10.1 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, Inc. and M.I.P. GmbH. (A)

                +10.2 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, Inc. and Stratec Medizintechnik, GmbH. (A)

                +10.3 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, LLC and Novotec Maschinen GmbH. (A)

                +10.4 Assignment and Assumption Agreement dated as of April 12, 2002 among Bionix, LLC, Orthometrix, LLC and Genemed GmbH. (A)

                +10.5 Software Distribution Agreement dated as of June 1, 2002 between Orthometrix, Inc. and BonAlyse Oy. (A)

                10.6 $150,000 Promissory Note, dated January 6, 2003, between Orthometrix, Inc. and Michael W. Huber. (A)



                                    17 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)  Exhibits: (continued)

                10.7 $50,000 Promissory Note, dated January 22, 2003, between Orthometrix, Inc. and Yukon Associates. (A)

                10.8 $100,000 Promissory Note, dated January 31, 2003 between Orthometrix, Inc. and Reynald Bonmati. (A)

                10.9 $100,000 Promissory Note, dated May 27, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                10.10 $100,000 Promissory Note, dated June 3, 2003 between Orthometrix, Inc. and Michael W. Huber.

                10.11 $30,000 Promissory Note, dated June 19, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                10.12 $20,000 Promissory Note, dated June 23, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                   31  Certifications

                   32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  + Confidentiality requested as to certain provisions.
                  (A) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated May 15, 2003 and is incorporated herein by reference


           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the period ended June 30, 2003.




                                    18 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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


                          ORTHOMETRIX, INC.
                          -----------------

                                 BY:  /s/ Reynald Bonmati
                                      --------------------------------
                                      Reynald Bonmati
                                      President


                                 BY:  /s/ Neil H. Koenig
                                      --------------------------------
                                      Neil H. Koenig
                                      Chief Financial Officer
                                      (Principal Financial Officer)





                                      Dated:     August 8, 2003







                                    19 of 19