Form 10QSB
period 2003-09-30
ORTHOMETRIX  INC
filed 2003-11-13
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                     Delaware                                             06-1387931
----------------------------------------------------         ------------------------------------
          (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
           incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains, NY                        10604
-----------------------------------------------------        ------------------------------------
      (Address of principal executive office)                             (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 29,544,621 shares of common stock outstanding as of November 7, 2003.







                                     1 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------

Current assets:

      Cash                                                                $               -
      Accounts receivable - trade                                                   325,150
      Receivable due from purchaser                                                 500,000
      Inventories                                                                    83,663
      Prepaid expenses and other current assets                                      59,283
                                                                          ------------------

         Total current assets                                                       968,096

Property and equipment, net                                                          22,947
Other                                                                                11,658
                                                                          ------------------

         Total Assets                                                     $       1,002,701
                                                                          ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

      Notes payable, net of discount and accrued interest
         payable - related parties                                        $         715,728
      Accounts payable - trade                                                      587,068
      Accrued expenses and other current liabilities                                158,118
      Unearned service revenue                                                       18,966
                                                                          ------------------

         Total current liabilities                                                1,479,880
                                                                          ------------------

Stockholders' deficit:

      Common stock - par value $.0005 per share, 45,000,000 shares
         authorized, and 29,544,621 shares issued and outstanding                    14,771
      Additional paid-in capital                                                 38,703,003
      Accumulated deficit                                                       (39,194,953)
                                                                          ------------------

         Total stockholders' deficit                                               (477,179)
                                                                          ------------------

         Total Liabilities and Stockholders' Deficit                      $       1,002,701
                                                                          ==================





                 See notes to consolidated financial statements.

                                     2 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                                     2003                     2002
                                                                             ---------------------    ---------------------

Revenue                                                                      $          1,281,535     $            525,650
Cost of revenue                                                                           412,822                  211,845
                                                                             ---------------------    ---------------------
         Gross profit                                                                     868,713                  313,805

Sales and marketing                                                                       562,488                  415,541
General and administrative expense                                                      1,100,466                  792,143
Research and development expense                                                          194,019                  177,468
                                                                             ---------------------    ---------------------

         Operating loss                                                                  (988,260)              (1,071,347)

Interest expense                                                                          (28,992)                 (38,302)
Interest income                                                                               458                    4,575
Other income                                                                                2,750                        -
                                                                             ---------------------    ---------------------

Loss from continuing operations                                                        (1,014,044)              (1,105,074)
                                                                             ---------------------    ---------------------

Discontinued operations:
      Loss from discontinued operations                                                         -                 (250,731)
      Gain on disposal of discontinued operations                                               -                4,355,222
                                                                             ---------------------    ---------------------

Income from discontinued operations                                                             -                4,104,491
                                                                             ---------------------    ---------------------

(Loss) income before extraordinary item                                                (1,014,044)               2,999,417

Extraordinary item - Gain on extinguishment of debt                                             -                  811,087
                                                                             ---------------------    ---------------------

Net (loss) income                                                            $         (1,014,044)    $          3,810,504
                                                                             =====================    =====================

Basic and diluted weighted average shares                                              29,544,621               29,684,629
                                                                             =====================    =====================

Basic and diluted (loss) income per share:
      Loss from continuing operations                                        $              (0.03)    $              (0.04)
      Income from discontinued operations                                                       -                     0.14
      Gain on extinguishment of debt                                                            -                     0.03
                                                                             ---------------------    ---------------------
      Net (loss) income                                                      $              (0.03)    $               0.13
                                                                             =====================    =====================



                 See notes to consolidated financial statements.

                                     3 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                                2003                    2002
                                                                        ---------------------   ---------------------
Revenue                                                                 $            420,056    $            319,593
Cost of revenue                                                                      137,519                 120,871
                                                                        ---------------------   ---------------------
         Gross profit                                                                282,537                 198,722

Sales and marketing                                                                  210,474                 185,913
General and administrative expense                                                   334,206                 318,985
Research and development expense                                                      47,828                  85,490
                                                                        ---------------------   ---------------------

         Operating loss                                                             (309,971)               (391,666)

Interest expense                                                                     (13,745)                      -
Interest income                                                                          128                   1,068
Other income                                                                           2,750                   1,068
                                                                        ---------------------   ---------------------

Loss from continuing operations                                                     (320,838)               (389,530)
                                                                        ---------------------   ---------------------

Discontinued operations:
      Loss on disposal of discontinued operations                                          -                (350,000)
                                                                        ---------------------   ---------------------

Loss from discontinued operations                                                          -                (350,000)
                                                                        ---------------------   ---------------------

Net loss                                                                $           (320,838)   $           (739,530)
                                                                        =====================   =====================

Basic and diluted weighted average shares                                         29,544,621              29,544,621
                                                                        =====================   =====================

Basic and diluted loss per share:
      Loss from continuing operations                                   $              (0.01)   $              (0.02)
      Loss from discontinued operations                                                    -                   (0.01)
                                                                        ---------------------   ---------------------
      Net loss                                                          $              (0.01)   $              (0.03)
                                                                        =====================   =====================







                 See notes to consolidated financial statements.

                                     4 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                                                      2003                     2002
                                                                              ----------------------    ---------------------
Cash Flows From Operating Activities:

Net (loss) income                                                             $          (1,014,044)    $          3,810,504
Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Net loss from discontinued operations                                                    -                  250,731
         Gain on disposal of discontinued operations                                              -               (4,355,222)
         Gain on extinguishment of debt                                                           -                 (811,087)
         Accounts receivable reserve                                                              -                 (137,343)
         Amortization expense                                                                13,503                   13,281
         Depreciation expense                                                                 6,687                    7,384
Changes in assets and liabilities:
         Decrease in accounts receivable                                                    254,137                  102,876
         (Increase) decrease in inventories                                                 (25,515)                  17,340
         Increase in non current assets                                                           -                   (3,850)
         (Increase) decrease in prepaid expenses and other current assets                   (30,628)                  30,052
         Increase (decrease) in accounts payable                                             53,702               (1,388,353)
         Increase in unearned service revenue                                                 5,981                   18,382
         Increase in accrued expenses and other liabilities                                   1,050                  217,826
                                                                              ----------------------    ---------------------

      Net cash used in continuing operations                                               (735,127)              (2,227,479)

      Net cash used in discontinued operations                                                    -                 (515,242)
                                                                              ----------------------    ---------------------

      Net cash used in operating activities                                                (735,127)              (2,742,721)
                                                                              ----------------------    ---------------------

Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                                           -                3,733,974
      Purchase of property and equipment                                                    (15,917)                       -
                                                                              ----------------------    ---------------------

      Net cash (used in) provided by investing activities                                   (15,917)               3,733,974
                                                                              ----------------------    ---------------------

Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                                           725,000                  200,000
      Repayment of borrowings from related parties                                                -                 (330,267)
      Repayment of notes payable                                                                  -                 (463,888)
                                                                              ----------------------    ---------------------

      Net cash provided by (used in) financing activities                                   725,000                 (594,155)
                                                                              ----------------------    ---------------------

Net (decrease) increase in cash                                                             (26,044)                 397,098

Cash at beginning of period                                                                  26,044                   16,202
                                                                              ----------------------    ---------------------

Net cash at end of period                                                     $                   -     $            413,300
                                                                              ======================    =====================


                 See notes to consolidated financial statements.

                                     5 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND GOING CONCERN

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

         During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the nine months ended September 30, 2003 the Company experienced a net loss from continuing operations of $1,014,044 and negative cash flow from operating activities of $735,127. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.


                                    6 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INVENTORIES

         As of September 30, 2003, inventories consisted of the following:


         Product kits, spare parts
            and assemblies                       $      83,663
                                                 =============

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

         Cash paid for interest was $8,079 for the nine months ended September 30, 2003.

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

                                    7 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)

         The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569. In addition, the Company received $47,095 from the arbitrator as a refund of arbitration fees advanced to the arbitrator. The settlement from Cooper was received in July 2003. The refund from the arbitrator was received in August 2003. The remaining $500,000 of the purchase price (less any indemnification obligations owing by the Company to Cooper) is to be released by Cooper to the Company on or before January 31, 2004.

         In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through September 30, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         After paying transaction-related expenses, the Company recorded a gain of approximately $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

         The results of operations have been restated for the discontinued operations.

                                                      For the Nine Months Ended
                                                          September 30, 2002
                                                          ------------------

Summary of Operating Results
  of Discontinued Operations:
    Revenue                                                $       1,658,042
    Cost of revenue                                                1,030,183
    Sales and marketing                                              650,074
    General and administrative                                       301,623
    Research and development expense                                  72,050
    Accounts receivable reserve adjustment                          (145,157)
                                                           ------------------
       Net (loss) income from discontinued operations      $        (250,731)
                                                           ==================


                                     8 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)

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


                          2003                         $      51,219
                          2004                                28,185
                          2005                                29,500
                          2006                                30,816
                          2007                                31,584
                          Thereafter                          18,424
                                                       --------------
                                                       $     189,728
                                                       ==============

6.       RELATED PARTY TRANSACTIONS

         During January 2003, May 2003, June 2003, August 2003, September 2003, October 2003 and November 2003, the Company borrowed $300,000, $100,000, $150,000, $35,000, $140,000, $75,000 and $250,000,
         respectively from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.00% at September 30, 2003.) The notes are due one year after the date of issuance. For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company is obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 Asset Sale, which is to be released by Cooper to the Company on or before January 31, 2004. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,050,000 shares of common stock at $0.05 per share. $30,175 of the proceeds received as of September 30, 2003 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $694,825 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30 2003, the unamortized discount on the notes payable is $16,672.




                                    9 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCK-BASED COMPENSATION

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

                                                For the Nine Months Ended
                                         --------------------------------------
                                         September 30, 2003  September 30, 2002
                                         ------------------  ------------------

Net (loss) income, as reported             $    (1,014,044)   $       3,810,504
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effect                        (31,552)             (38,366)
                                           ----------------   ------------------

Proforma net (loss) income                 $    (1,045,596)   $       3,772,138
                                           ================   =================


Basic and diluted loss per share
     As reported                           $          (.04)   $            .13
                                           ================   ================
     Pro forma                             $          (.04)   $            .13
                                           ================   ================



                                    10 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

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

           Liquidity and Capital Resources

           During the past two fiscal years ended December 31, 2002 and 2001, the Company has experienced aggregate losses from continuing operations of $3,687,445 and has incurred total negative cash flow from continuing operations of $4,114,307 for the same two-year period. During the nine months ended September 30, 2003 the Company experienced a net loss from continuing operations of $1,014,044 and negative cash flow from operating activity of $735,127. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting the remainder of the purchase price for the sale of its bone measurement business from Cooper and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

                                    11 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003


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

           The level of liquidity based on cash experienced a $26,044 decrease at September 30, 2003, as compared to December 31, 2002. The Company's $735,127 of net cash used in operating activities and $15,917 of cash used in investing activities was substantially offset by $725,000 of cash provided by financing activities. Investing activities consisted of $15,917 of purchases of property and equipment. Financing activities consisted of $725,000 of proceeds of borrowings from directors and officers of the Company.

           During January 2003, May 2003, June 2003, August 2003, September 2003, October 2003, and November 2003, the Company borrowed $300,000, $100,000, $150,000, $35,000, $140,000, $75,000 and $250,000,
           respectively, from certain officers and directors of the Company. Interest on the notes is payable at prime plus one (5.00% at September 30, 2003.) The notes are due one year after the date of issuance. For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition for the $500,000 of notes issued from August 2003 through November 2003, the Company is obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 of the purchase price from the Asset Sale, which is to be released by Cooper to the Company on or before January 31, 2004. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,050,000 shares of common stock at $0.05 per share. $30,175 of the proceeds received as of September 30, 2003 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $694,825 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30, 2003, the unamortized discount on the notes payable is $16,672.

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


                                    12 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)

           Liquidity and Capital Resources (Continued)

           The Company has no current backlog of orders as of September 30, 2003. There are no material commitments for capital expenditures as of September 30, 2003.

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

           Results of Operations

           The Company had a net loss of $1,014,044 ($.03 per share based on 29,544,621 weighted average shares) for the nine months ended September 30, 2003 compared to a net income of $3,810,504 ($.13 per share based on 29,684,629 weighted average shares) for the nine months ended September 30, 2002.

           The loss from continuing operations decreased $91,030 (or 8.2%) from $1,105,074 for the nine months ended September 30, 2002 to a net loss from continuing operations of $1,014,044 for the nine months ended September 30, 2003. Net loss from continuing operations decreased $68,692 (or 17.6%) from $389,530 for the three months ended September 30, 2002 to a net loss from continuing oprations of $320,838 for the three months ended September 30, 2003. Revenue for the nine months ended September 30, 2003 increased $755,885 (or 144%) to $1,281,535 from $525,650 from the comparable period of fiscal 2002. The increase in sales was primarily due to the Company's increased marketing effort in 2003 as compared to 2002, when management was forced to focus its efforts and the Company's limited financial resources towards the sale of the Company's bone measurement business.

           Cost of revenue as a percentage of revenue was 32.2% and 40.3% for the nine months ended September 30, 2003 and 2002, respectively, resulting in a gross margin of 67.8% for the nine months ended September 30, 2003 compared to 59.7% for the comparable period of 2002. The increase in gross margin percentage was due to reduced manufacturing costs the Company was able to achieve for the products sold in 2003.

           Sales and marketing expense for the nine months ended September 30, 2003 increased $146,947 (or 35.4%) to $562,488 from $415,541 for the nine months ended September 30, 2002. The increase is due to the Company's efforts to market its product lines in 2003, as compared to 2002. In addition, the Company hired a national sales manager in the fourth quarter of 2002.

           General and administrative expense for the nine months ended September 30, 2003 increased $308,323 (or 38.9%) to $1,100,466 from
           $792,143 for the nine months ended September 30, 2002. The increase was primarily due to $213,765 of professional fees incurred in connection with the resolution of the dispute with CooperSurgical Acquisition Corp. ("Cooper") over the sales price of the Company's bone measurement business on April 11, 2002 to Cooper.


                                    13 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)

           Results of Operations (Continued)

           Research and development expense for the nine months ended September 30, 2003 increased $16,551 (or 9.3%) to $194,019 from $177,468 for the nine months ended September 30, 2002. Spending on research and development had been suspended during the first quarter of 2002 due to liquidity needs and commenced again during the second quarter of 2002, accounting for the increase during the nine months ended September 30, 2003. Research and development expense for the three months ended September 30, 2003 decreased $37,662 (or 44.1%) to $47,828 from $85,490 for the three months ended September 30, 2002. The Company incurred legal and consulting expenditures during the third quarter of 2002 in connection with the start up of research and development in 2002, which were not required in the third quarter of 2003.

           Interest expense decreased $9,310 (or 24.3%) to $28,992 for the nine months ended September 30, 2003 from $38,302 for the nine months ended September 30, 2002. Interest expense decreased due to a decrease in the outstanding principal balances of the loans payable the Company maintained during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

           Recently Issued Accounting Standards

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Bulletin ("APB") 30. The adoption of this statement will have resulted in the reclassification of the gain on extinguishment of debt included in the Company's consolidated statement of operations for the nine months ended September 30, 2002 from an extraordinary item to other income.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Company's consolidated financial statements.

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


                                    14 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

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


                                    15 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Company's consolidated financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           All of the Company's notes payable outstanding at September 30, 2003 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $7,500 change in annual interest expense.

ITEM 3.    CONTROLS AND PROCEDURES

           The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.


                                    16 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  10.13 $25,000 Promissory Note, dated August 20, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                  10.14 $10,000 Promissory Note, dated August 26, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                  10.15 $40,000 Promissory Note, dated September 12, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                  10.16 $25,000 Promissory Note, dated September 12, 2003 between Orthometrix, Inc. and Yukon Associates.

                  10.17 $50,000 Promissory Note, dated September 18, 2003 between Orthometrix, Inc. and Michael W. Huber.

                  10.18 $25,000 Promissory Note, dated September 26, 2003 between Orthometrix, Inc. and Reynald Bonmati.

                  Exhibits required by Item 601 of Regulation S-B are filed herewith:

                  31.1     Chief Executive Officer's Certification, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Chief Financial Officer's Certification, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  +        Confidentiality requested as to certain provisions.

                  (A) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated May 15, 2003 and is incorporated herein by reference

                  (B) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated August 8, 2003 and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2003.


                                    17 of 18

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2003

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


                                    ORTHOMETRIX, INC.


                                            BY: /s/ Reynald Bonmati
                                               --------------------------------
                                                Reynald Bonmati
                                                President


                                            BY: /s/ Neil H. Koenig
                                               --------------------------------
                                                Neil H. Koenig
                                                Chief Financial Officer
                                                (Principal Financial Officer)





                                                Dated: November 7, 2003





                                    18 of 18