Form 10KSB
period 2003-12-31
ORTHOMETRIX  INC
filed 2004-03-25
CIK 946428

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003          Commission file No. 0-26206

                                Orthometrix, Inc.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                                  06-1387931
-----------------------------------------------------   ------------------------
          (State or other jurisdiction of                    (I.R.S. Employer
             incorporation or organization)                 Identification No.)

106 Corporate Park Drive, Suite 102, White Plains, NY               10604
-----------------------------------------------------   ------------------------
      (Address of principal executive office)                     (Zip Code)


        Registrant's telephone number, including area code (914) 694-2285
                                                          -----------------


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.0005 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Registrant's revenues for its most recent year were $1,572,753.

The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 8, 2004 was $949,114 based on the price of the last reported sale on the OTC Bulletin Board.

As of March 8, 2004 there were 29,544,621 shares of the registrant's Common Stock, par value $0.0005 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Orthometrix, Inc. Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this Form 10-KSB. A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.

                               TABLE OF CONTENTS


                                                                        Page

INTRODUCTION                                                              3

ITEM 1.        BUSINESS                                                   3

ITEM 2.        PROPERTIES                                                17

ITEM 3.        LEGAL PROCEEDINGS                                         17

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                         17

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                  18

ITEM 7.        FINANCIAL STATEMENTS                                      23

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                  48

ITEM 8a.       CONTROLS AND PROCEDURES                                   49

ITEMS 9, 10, 11 and 12 DOCUMENTS INCORPORATED BY REFERENCE               50

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K                                             50

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES                    53

                                  INTRODUCTION

         The statements included in this Report regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Orthometrix, Inc., "the Company", cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii) the importance to the Company's sales growth that the efficacy of new therapies for the treatment of osteoporosis and other bone disorders be demonstrated and that regulatory approval of such therapies be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new osteoporosis therapies and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans;
(vi) the high level of competition in the research, diagnostic and monitoring markets for bone and muscle disorders; (vii) the high level of competition in the rehabilitation and physical therapy markets; (viii) the high level of competition in the pain management market; (ix) changes in technology; (x) the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (xi) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (xii) changes that may result from health care reform in the United States may adversely affect the Company;
(xiii) the Company's cash flow and the results of its ongoing financing efforts;
(xiv) the effect of regulation by the United States Food and Drug Administration ("FDA") and other government agencies; (xv) the Company's ability to secure FDA approval to market its products; (xvi) the effect of the Company's accounting policies; (xvii) the outcome of pending litigation; and (xviii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

         Orthometrix, Inc. ("Orthometrix" or the "Company" or "OMRX") markets, sells and services several musculoskeletal product lines used in pharmaceutical research, diagnostis and monitoring of bone and muscle disorders, sports medicine, rehabilitative medicine, physical therapy and pain management. Prior to April 11, 2002, the Company also developed, manufactured, sold and serviced a broad line of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. This line of products, which was the Company's primary business, was sold on April 11, 2002 to CooperSurgical Acquisition Corp. ("Cooper"), a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE:COO) (the "Asset Sale"). As of April 11, 2002 the Company changed its name from Norland Medical Systems, Inc. to Orthometrix, Inc. As a result of the Asset Sale the Company's subsidiaries became inactive and were subsequently dissolved.

         During the past two years, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred a total negative cash flow from continuing operations of $3,600,911 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting additional sums for the contingent purchase price portion of the sale of the Company's bone densitometry business and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

         On April 11, 2002, the Company sold its bone measurement business to Cooper, the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company is entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities. The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569. Accordingly, the Company received a total of $673,569 out of a potential $1,000,000 in connection with the Asset Sale to Cooper. In addition, the Company received $47,095 from the arbitrator as a refund of arbitration fees advanced to the arbitrator. The settlement from Cooper was received in July 2003. The refund from the arbitrator was received in August 2003. The full amount of the remaining $500,000 of the purchase price was released by Cooper to the Company on January 30, 2004, without any adjustment. The Company recorded a gain from the Asset Sale of $4.3 million during the year ending December 31, 2002.

         In addition, the Company may be eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 1, 2004 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) - the Genestone(TM); and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the Galileo(TM) and Leonardo(TM) product lines. The healthcare division has initiated a clinical study of the Orbasone(TM) pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes Mini VibraFlex(R) and the VibraFlex(R) 500. The VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

         In December 2002, the Company assembled a sales organization consisting initially of 8 regional distributors managed by a senior sales executive hired in November 2002 to market the Galileo(TM) 2000 to the rehabilitation and physical therapy markets in the U.S. and Canada.

         On January 1, 2003, the Company signed an agreement with BonAlyse Oy, a Finnish medical software developer, to exclusively distribute BonAlyse's software to the Company's pQCT(R) customers in the U.S. and Canada. BonAlyse's software is used to analyze cross-sectional images acquired on pQCT(R) and QCT systems, including assessment of bone density and bone geometry, muscle and fat (intramuscular and subcutaneous) cross-sectional area, and line analysis of distance and tissue thickness measurements.

         On October 1, 2003, the Company signed an agreement with Canton Orthopaedics and Sports Medicine P.C., a Georgia professional company, to acquire the exclusive worldwide license to develop, market, sell and service the DigiFix(TM), a patent pending system that facilitates surgery on a damaged hand.

RECENT DEVELOPMENTS

         In February 2004, the Company introduced the VibraFlex(R) 500 and the Mini VibraFlex(R). Made in the U.S., the VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles. They have been designed for the fitness clubs and the home exercise market.

MARKETS AND PRODUCTS

         The Company currently offers 6 product types comprised of a total of 16 models: 6 models of pQCT systems for bone & muscle research application (XCT Research SA, XCT Research SA+, XCT Research M. XCT Research M+, XCT Microscope, and XCT 3000 Research), 2 models of pOCT systems for clinical application related to bone & muscle disorders (XCT 2000 and XCT 3000), 1 model of lithotripter (Genestone 190), 4 models of patented powered exercise systems for rehabilitation and physical therapy (Galileo 100, Galileo XS, Galileo Home Plus, Galileo "Kipptisch" and Galileo 2000), 1 model of human performance measurement system (Leonardo) and 2 models of VibraFlex for sports and fitness (Mini VibraFlex and VibraFlex 500). In addition, the Company has several products under development.

         The following is a description of each of the Company's product types and primary models.

1. BONE & MUSCLE DISORDERS / PHARMACEUTICAL RESEARCH

         Over the past decade, peripheral Quantitative Computed Tomography (pQCT(R)) has replaced Dual Energy Bone Absorptiometry (DEXA or DXA) as the technology of choice for pharmaceutical research laboratories specializing in bone disorders such as osteoporosis. Unlike DXA, pQCT allows true volumetric measurement of both bones and muscles, allowing not only faster assessment of new therapeutic agents but also their impact on the entire musculoskeletal system.

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

         Sales, rental and service of all pQCT systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented more than 82% of the Company sales from continuing operations during fiscal year 2004.

3. UROLOGY

         The Genestone 190(TM) lithotripter is well accepted in Europe and Asia for the non-invasive treatment of kidney stones. It initially received PMA market clearance from the FDA as a Class III device, and the technology has since been reclassified as Class II. The Genestone 190 is made by Genemed GmbH, a Swiss Corporation.

         Although our device is priced well below our competition, the US market proved to be difficult to penetrate as it is dominated by "partnerships" which allow practitioners with a financial interest in a lithotripter to prescribe that such lithotripter be used for their patients. Therefore, we have targeted some niche markets that are not affected by these restrictions, such as the Defense market (VA hospitals, Navy, etc...). The Company did not sell any Genestone systems during fiscal year 2003.

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

5. PATIENTS WITH DIABETES THAT BENEFIT FROM EXERCISE

         It is well known that individuals with Diabetes benefit from exercise. In particular, it can improve blood circulation in their legs. Unfortunately, they usually are not capable of long exercise sessions, and their exercise efforts must be predictable so proper insulin levels can be maintained. The Galileo(tm) rapid (25/30 Hz) stimulation rate, and the fact that it does not tax the cardiopulmonary system, makes it well suited to the needs of these individuals. The Galileo allows people with diabetes to enjoy the benefits of exercise. Galileo sales accounted for less than 7% of total sales from continuing operations during fiscal year 2003.

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

         The Leonardo(TM) measures various key parameters of human performance, such as force, power, etc... It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The Leonardo system is made by Novotec. The Company did not sell any Leonardo systems during fiscal year 2003.

7. SPORTS AND FITNESS

         The VibraFlex is a revolutionary exercise system based on the same new and patented concept as the Galileo systems. Many European athletes and professional teams already use the Galileo as an inherent part of their training to increase muscle power (ski, soccer, volley ball, basket ball, tennis, etc...). One of the first U.S. athletes to use the Galileo system was Lance Armstrong, several times winner of the Tour de France. The Chicago White Sox baseball team was the first U.S. professional sports team to use the Galileo. The patented Galileo technology was developed for Rehabilitative Medicine and Physical Therapy to improve various conditions affecting muscle, tendons and ligaments, improve muscle strength/coordination, and blood circulation. The VibraFlex system has been developed by the Company to make the powerful Galileo technology affordable to the sports & fitness industry and to the home exercise market.

8. PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

    o PAIN MANAGEMENT: Manufactured for MIP GmbH, a Swiss Corporation ("MIP") under a contractual arrangement by Nippon Infrared Industries Co., Ltd. (Japan), the Orbasone(TM)was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21 CFR (section)890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. The Company distributed the Orbasone and began generating modest sales in fiscal year 2000. The Orbasone delivers energy waves (Extracorporeal Shock Wave Treatment or ESWT) that provide relief to patients from minor pain in soft tissues at the treatment site, which is typically, the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist. On June 21, 2000, the FDA informed MIP that the FDA erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product in June 2000. The FDA determined that the Orbasone is a Class III device requiring pre-market approval ("PMA"). During 2002, the Company acquired the rights to manufacture the Orbasone under license from MIP and initiated a clinical study as part of the PMA application process. The Orbasone is marketed by MIP in Europe and Asia, but not yet available for sale in the U.S.

    o INCONTINENCE: The Company intends to replicate in the U.S. the leading German incontinence study in order to quantify the benefits of exercising with the Galileo system.

    o DIABETES: The Company intends to conduct clinical studies to quantify the benefits of exercising with the Galileo for patients at various stages of the disease.

    o SPINAL CORD INJURIES: The first major U.S. rehabilitation center to use the Galileo was the Rusk Institute for Rehabilitative Medicine of New York University Medical Center. In addition to routine motor and cardiac rehabilitation situations, our Galileo system is being studied in various patient populations, including those with Parkinson's disease and spinal cord injuries.

    o HAND SURGERY: On October 1, 2003, the Company signed an agreement with Canton Orthopaedics and Sports Medicine P.C., a Georgia professional company, to acquire the exclusive worldwide license to develop, market, sell and service the DigiFix(TM), a patent pending system that facilitates surgery on a damaged hand. In December 2003, the Company filed a 510(k) application with the FDA to market the DigiFix in the US.

SALES, MARKETING AND CUSTOMER SERVICE

         The Company currently employs one Sales Manager for Rehabilitation / Fitness, one Sales Administration Manager, one full-time pQCT Sales Applications Consultant, one Marketing Manager and two Service Engineers.

         The Company's customers are end-users. The Company sells pQCT Research systems and pQCT Clinical systems directly to customers. The Company also sells Genestone 190 directly to customers. For Galileo and Leonardo sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The Company also sells directly to end-users in those markets where the Company does not have third party sales representatives. The Company's sales staff is responsible for the support and supervision of independent sales representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company intends to expand its network of independent sales representatives to make use of the country's large market of rehabilitation centers and physical therapists, and to expand its sales in children hospitals, pediatric and orthopedic practices.

         Marketing efforts are focused primarily on supporting the Sales Manager for Rehabilitation / Fitness and the pQCT Sales Applications Consultant in their direct sales and management of sales representatives, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web sites.

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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo and the Mini VibraFlex products marketed by the Company were developed and are manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Galileo and Mini VibraFlex products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotec.

        Some components are manufactured in accordance with specifications that are specific to the Galileo and Mini VibraFlex products and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that Novotec has sufficient capacity to supply the Company's need for Galileo and Mini VibraFlex products for at least the next 12 months.

         The VibraFlex 500 product marketed by the Company was developed by the Company and is manufactured by Kimchuk, Inc. at its facilities located in Connecticut. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Kimchuk, Inc. to manufacture the VibraFlex 500 product that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Kimchuk, Inc.

        Some components are manufactured in accordance with specifications that are specific to the VibraFlex 500 product and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that Kimchuk, Inc. has sufficient capacity to supply the Company's need for the VibraFlex 500 product for at least the next 12 months.

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

         Some components are manufactured in accordance with specifications that are specific to the Orbasone and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. The Orbasone has not yet been approved by the FDA for sale in the U.S. market. Following market approval, the Company intends to subcontract the manufacturing of its Orbasone to Kimchuk, Inc.'s facility in Connecticut. The Company has no ownership interest in Kimchuk, Inc.

LITHOTRIPSY SYSTEMS

         The Genestone 190 System was developed by Genemed and manufactured for Genemed under a contractual agreement by Kimchuk, Inc., which has its manufacturing facilities in Connecticut. Manufacturing consists of primarily testing of components, final assembly and quality assurance testing. The Company depends upon Genemed to provide manufactured Genestone 190 systems in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in Genemed or Kimchuk, Inc.

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

DISTRIBUTION AGREEMENTS

         Following the sale of its bone measurement business, the Company focused exclusively on its musculoskeletal products. It has the rights to market, sell and service the following products:

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

GENEMED

         The Company and Genemed are parties to an exclusive agreement dated February 16, 2001 amended as of April 1, 2001 and August 20, 2002 with respect to the marketing, sales and service of the Genestone 190 system to U.S. military bases worldwide. Under the terms of the three-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Genemed at a fixed price to be adjusted from time to time by mutual consent.

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

BONALYSE OY

         The Company and BonAlyse Oy are parties to an exclusive agreement dated January 1, 2003 with respect to the distribution of BonAlyse's software to the Company's pQCT customers in the U.S. and Canada. Under the terms of the two-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from BonAlyse at a fixed price to be adjusted from time to time by mutual consent.


CANTON ORTHOPAEDICS AND SPORTS MEDICINE

         The Company and Canton Orthopeadics and Sports Medicine are parties to a product approval and licensing agreement dated October 1, 2003 with respect to the DigiFix system. Under the terms of the agreement, Canton Orthopeadics and Sports Medicine granted the Company the exclusive and perpetual authority, right and license to seek FDA 510(k) approval for the DigiFix, and to manufacture, market, sell and service the DigiFix worldwide. The DigiFix has not yet been approved by the FDA for sale in the U.S. market.

COMPETITION

BONE DENSITOMETRY PRODUCTS

         The Company believes that the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional DXA-based technology, at prices competitive with systems using that technology. In the research market, the range, accuracy and precision of measurements are the principal competitive factors. Despite the absence of directly similar products, there are a number of competing approaches and products that compete with the pQCT products. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the pQCT products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this market. The Company sold its traditional DXA-based technology to CooperSurgical on April 11, 2002 and can receive earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 1, 2004 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

         The Galileo and VibraFlex products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the Galileo products and has already received certain patents, namely in Germany and in the U.S. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

         The Company's primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. The Company believes that the present design of the Galileo and VibraFlex products should be enhanced to better suit the requirements of the U.S. market. There can be no assurance that Novotec or the Company can or will improve the product designs, nor that the Company's competitors will fail to develop and market products that make use of the Galileo's and VibraFlex's novel approach or that are lower priced or better performing as compared to the Galileo or VibraFlex products. In addition, there is a risk that the additional patents that have been applied for by the owner of Novotec regarding the technology used by the Galileo and VibraFlex products will not be issued.

         The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience and safeness of use, quality of service and price. The Company is using its initial product marketing efforts to assess the competitiveness of the Galileo and VibraFlex products, which the Company recently introduced to the U.S. market.

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

         The Company's primary competitors for the sales of pain management systems are HealthTronics, Inc., Domier MedTech and Siemens AG, which have products that have already obtained premarket approval, as well as Storz Medical, MTS Medical Technologies & Services GmbH, and other companies that have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Orbasone was classified in August 1998 as a Class I therapeutic vibrator (21CFR (section)890.5975) exempt from the 510 (k) requirements of the Federal Food, Drug and Cosmetic Act. However, on June 21, 2000, the FDA informed MIP that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result the Company suspended sales of the Orbasone pending FDA review of the product. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

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

Musculoskeletal development products

         As with general exercise equipment which requires no professional supervision, the Galileo and VibraFlex series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payors. However, as with other exercise equipment used during an exercise session provided by a licensed physical therapy provider, sessions using the Galileo and VibraFlex series may be reimbursed under various reimbursement codes for which HCFA establishes recommended reimbursement rates effective January 1 of each calendar year. On several occasions, HCFA has affected increases and decreases in its recommended reimbursement rates and has made changes in the types of sessions eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

         The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone) marketed by the Company in the U.S. were classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA determined that it erred in its classification of the Orbasone and the Company suspended marketing of the Orbasone. The FDA recently determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Company is currently seeking PMA approval for the Orbasone. The Galileo and VibraFlex musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the FDA regarding the classification of the Galileo for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k) premarket notification requirements. The manufacturer of the Genestone 190 lithotripter, Genemed, has received FDA pre-market approval for the Genestone 190.

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

BACKLOG

         Backlog consists of signed purchase orders received by the Company from its customers. The Company has no current backlog orders as of December 31, 2003. The Company's ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

EMPLOYEES

         At March 8, 2004, the Company had 6 employees and 5 consultants, of whom 4 were engaged in direct sales and marketing activities. The remaining employees and consultants are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2.  PROPERTIES

         The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 102, White Plains, New York 10604. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

              2004                           28,185
              2005                           29,500
              2006                           30,816
              2007                           31,584
              Thereafter                     18,424
                                           --------
                                           $138,509
                                           ========

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "OMRX.OB". Prior to September 23, 1998, the Company's Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods.

PERIOD FROM JANUARY 1, 2002 THROUGH DECEMBER 31, 2002:


                                        High              Low
                                        ----              ---
          First Quarter                $0.17             $0.01
          Second Quarter                0.06              0.03
          Third Quarter                 0.04              0.02
          Fourth Quarter                0.07              0.02

PERIOD FROM JANUARY 1, 2003 THROUGH DECEMBER 31, 2003:

                                       High               Low
                                       ----               ---
          First Quarter               $ 0.06           $  0.04
          Second Quarter                0.05              0.04
          Third Quarter                 0.06              0.03
          Fourth Quarter                0.05              0.03

         As of March 8, 2004, the sales price per share of Common Stock, as reported by the Over-The-Counter Bulletin Board, was $0.08.

         As of March 8, 2004 there were approximately 73 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

         The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future. The Company's policy has been to reinvest any earnings in the continued development and operations of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included in Item 7 of this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

Critical Accounting Policies And Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

         The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped. Products are covered by warranties provided by the Company's vendors. Therefore, no warranty reserve is required on products sold by the Company. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company provides allowances for uncollectible receivable amounts based on current assessment of collectability. If collectability is less favorable than those projected by management, additional allowances for uncollectability may be required. The Company has recorded a valuation allowance to reduce its deferred tax assets. The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company were to determine it could realize deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

Liquidity and Capital Resources

         During the past two years, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume, collecting additional sums for the contingent purchase price portion of the sale of the Company's bone densitometry measurement business from Cooper and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

         The level of liquidity based on cash experienced an $18,077 increase at December 31, 2003, as compared to December 31, 2002. The Company's $1,060,606 of net cash used in operating activities and $16,317 of cash used in investing activities was more than offset by $1,095,000 of cash provided by financing activities. Investing activities consisted of $16,317 of purchases of property and equipment. Financing activities consisted of $1,095,000 of proceeds of borrowings from directors and officers of the Company.

         Interest on the borrowings is payable at prime plus one (5.00% at December 31, 2003.) The notes are due one year after the date of issuance. In February 2004, $325,000 of borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year.

         The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; (2) ESWT (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) - the Genestone(TM); and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the Galileo(TM) and Leonardo(TM) product lines. The healthcare division has initiated a clinical study of the Orbasone(TM) pain management system (ESWT), which will be added to its product line, upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes Mini VibraFlex(R) and the VibraFlex(R) 500. The VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles. There can be no assurance that these efforts will be successful.

         The Company has no current backlog of orders as of December 31, 2003. There are no material commitments for capital expenditures as of December 31, 2003.

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

Results of Operations

         The Company had a net loss of $1,349,156 ($0.05 per share based on 29,544,621 weighted average shares) for the year ended December 31, 2003 compared to net income of $3,262,186 ($0.11 per share based on 29,649,339 weighted average shares) for the year ended December 31, 2002.

         Loss from continuing operations decreased from $1,617,259 for the year ended December 31, 2002 to $1,349,156 for the year ended December 31, 2003. Revenue for the year ended December 31, 2003 increased $670,528 (or 74.3%) to $1,572,753 from $902,225 from the comparable period of fiscal 2002. The increase in revenue was primarily due to an increase in XCT sales during 2003.

         Cost of revenue as a percentage of revenue was 32.4% and 39.3% for the year ended December 31, 2003 and 2002, respectively, resulting in a gross margin of 67.6% for the year ended December 31, 2003 compared to 60.7% for the comparable period of 2002. The increase in gross margin was due to reduced manufacturing expenses attributable to the products sold in 2003.

         Sales and marketing expense for the year ended December 31, 2003 increased $114,317 (or 18.9%) to $719,300 from $604,983 for the year ended December 31, 2002. The increase is due to the Company's efforts to market its product lines in 2003, as compared to 2002. In addition, the Company hired a national sales manager in the fourth quarter of 2002.

         General and administrative expense for the year ended December 31, 2003 increased $119,902 (or 9.5%) to $1,382,670 from $1,262,768 for the year ended
December 31, 2002. The increase was primarily due to increased consulting and legal fees.

         Research and development expense for the year ended December 31, 2003 increased $9,595 (or 3.8%) to $263,127 from $253,532 for the year ended December 31, 2002. The increase was primarily due to increased expenses incurred as a result of the Orbasone PMA process.

         Interest expense increased $1,960 (or 4.0 %) to $51,230 for the year ended December 31, 2003 from $49,270 for the year ended December 31, 2002. Interest expense increased due to an increase in the outstanding principal balances of the loans payable the Company maintained during the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002.

New Accounting Pronouncements


         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") Opinion No. 30. The adoption of this statement would have resulted in the reclassification of the gain on extinguishment of debt included in the Company's statement of operations for the year ended December 31, 2002 from an extraordinary item to other income.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Company's financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. The Company does not anticipate that this will have an impact on the financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." In particular, this statement (1) provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, (2) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting decisions with respect to stock-based employee compensation and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects on interim financial information. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The transition provisions of this statement had no effect on the Company's financial statements. The Company adopted the disclosure provisions of this statement at the beginning of fiscal 2003. The adoption of the disclosure provisions resulted in the presentation of the Company's interim financial statements to include pro forma stock-based employee compensation costs.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Company's financial statements.

Quantitative and Qualitative Disclosures of Market Risk

         The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

         All of the Company's notes payable outstanding at December 31, 2003 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $10,950 change in annual interest expense.

ITEM 7.  FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS

                                      INDEX
                                                                        Page
                                                                        ----

Independent Auditors' Reports                                            24

Financial Statements:

Balance Sheet as of December 31, 2003                                    25

Statements of Operations for the years ended
December 31, 2003 and 2002                                               26

Statements of Changes in Stockholders' Deficit
for the years ended December 31, 2003 and 2002                           27

Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                               28

Notes to Financial Statements                                            30

                          Independent Auditors' Report

Stockholders and Board of Directors of
Orthometrix, Inc.:


We have audited the accompanying balance sheet of Orthometrix, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthometrix, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Radin, Glass & Co., LLP


New York, New York
March 8, 2004

                                ORTHOMETRIX, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003


Assets

Current assets:

      Cash                                                         $     44,121
      Current portion of receivable due from purchaser                  500,000
      Inventories                                                       127,298
      Prepaid expenses and other current assets                          51,095
                                                                   ------------
         Total current assets                                           722,514

Property and equipment, net                                              20,163
Other                                                                    11,658
                                                                   ------------
         Total Assets                                              $    754,335
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable - trade                                     $    362,332
      Accrued expenses                                                   86,370
      Unearned service revenue                                           12,203
      Related party loans                                             1,072,903
      Other liabilities                                                   5,645
                                                                   ------------
         Total current liabilities                                    1,539,453
                                                                   ------------

Stockholders' deficit:

      Common stock - 29,544,621
         shares issued and outstanding and
         45,000,000 shares authorized                                    14,771
      Additional paid-in capital                                     38,730,176
      Accumulated deficit                                           (39,530,065)
                                                                   ------------
         Total stockholders' deficit                                   (785,118)
                                                                   ------------
         Total Liabilities and Stockholders' Deficit               $    754,335
                                                                   ============


                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        2002
                                                                 2003              (CONSOLIDATED)
                                                             ------------          --------------
Revenue                                                      $  1,572,753           $    902,225
Cost of revenue                                                   508,969                354,100
                                                             ------------           ------------
         Gross profit                                           1,063,784                548,125

Sales and marketing expense                                       719,300                604,983
General and administrative expense                              1,382,670              1,262,768
Research and development expense                                  263,127                253,532
                                                             ------------           ------------
         Operating loss                                        (1,301,313)            (1,573,158)

Interest expense                                                  (51,230)               (49,270)
Interest income                                                       528                  5,169
Other income                                                        2,859                   --
                                                             ------------           ------------
Loss from continuing operations                                (1,349,156)            (1,617,259)
                                                             ------------           ------------

Discontinued operations:
      Net loss from discontinued operations                          --                 (250,731)
      Gain on disposal of discontinued operations                    --                4,319,089
                                                             ------------           ------------
Income from discontinued operations                                  --                4,068,358
                                                             ------------           ------------

(Loss) income before extraordinary item                        (1,349,156)             2,451,099

Extraordinary item - Gain on extinguishment of debt                  --                  811,087
                                                             ------------           ------------


Net (loss) income                                            $ (1,349,156)          $  3,262,186
                                                             ============           ============
Basic and diluted weighted average shares                      29,544,621             29,649,339
                                                             ============           ============

Basic and diluted (loss) income per share:
      Loss from continuing operations                        $      (0.05)          $      (0.06)
      Income from discontinued operations                            --                     0.14
      Extraordinary gain on extinguishment of debt                   --                     0.03
                                                             ------------           ------------
      Net (loss) income                                      $      (0.05)          $       0.11
                                                             ============           ============





                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                Additional
                                                                                 Common          Paid-In         Accumulated
                                             Shares            Total             Stock           Capital            Deficit
                                         ------------      ------------      ------------      ------------      ------------
Balance as of December 31, 2001            30,433,509      $ (2,744,075)     $     15,215      $ 38,683,805      $(41,443,095)

Redemption of shares
      for inventory                          (888,888)          (35,556)             (444)          (35,112)             --

Stock options issued as compensation
      to non-employees                           --              24,135              --              24,135              --

Net Income                                       --           3,262,186              --                --           3,262,186
                                         ------------      ------------      ------------      ------------      ------------

Balance as of December 31, 2002            29,544,621           506,690            14,771        38,672,828       (38,180,909)

Warrants issued as compensation
      to non-employees in connection
      with notes payable                         --              57,348              --              57,348              --

Net Loss                                         --          (1,349,156)             --                --          (1,349,156)
                                         ------------      ------------      ------------      ------------      ------------

Balance as of December 31, 2003            29,544,621      $   (785,118)     $     14,771      $ 38,730,176      $(39,530,065)
                                         ============      ============      ============      ============      ============





                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                              2002
                                                                                        2003             (Consolidated)
                                                                                    -----------          --------------
Cash Flows From Operating Activities:

Net (loss) income                                                                   $(1,349,156)          $ 3,262,186
Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Net loss from discontinued operations                                            --                 250,731
          Gain on disposal of discontinued operations                                      --              (4,319,089)
          Extraordinary gain on extinguishment of debt                                     --                (811,087)
          Accounts receivable reserve                                                      --                (282,500)
          Stock options issued as compensation to non-employees                            --                  24,135
          Amortization expense                                                           23,096                13,281
          Depreciation expense                                                            9,871                27,389
Changes in assets and liabilities:
          Decrease in accounts receivable                                               840,102               103,003
          Increase in inventories                                                       (69,150)               (5,442)
          Increase in non current assets                                                   --                  (3,850)
          (Increase) decrease in prepaid expenses and other current assets              (22,440)               35,565
          Decrease in accounts payable                                                 (171,034)             (475,464)
          Decrease in accrued expenses                                                  (58,371)             (628,832)
          (Decrease) increase in unearned service revenue                                  (782)                1,282
          (Decrease) increase in other liabilities                                     (262,742)              268,387
                                                                                    -----------           -----------

      Net cash used in continuing operations                                         (1,060,606)           (2,540,305)

      Net cash used in discontinued operations                                             --                (596,718)
                                                                                    -----------           -----------

      Net cash used in operating activities                                          (1,060,606)           (3,137,023)
                                                                                    -----------           -----------

Cash Flows From Investing Activities:

      Proceeds from disposal of discontinued operations                                    --               3,741,020
      Purchase of property and equipment                                                (16,317)                 --
                                                                                    -----------           -----------
      Cash (used in) provided by investing activities                                   (16,317)            3,741,020
                                                                                    -----------           -----------

Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                                     1,095,000               200,000
      Repayment of borrowings from related parties                                         --                (330,267)
      Repayment of notes payable                                                           --                (463,888)
                                                                                    -----------           -----------
      Net cash provided by (used in) financing activities                             1,095,000              (594,155)
                                                                                    -----------           -----------

Net increase in cash                                                                     18,077                 9,842

Cash at beginning of year                                                                26,044                16,202
                                                                                    -----------           -----------

Cash at end of year                                                                 $    44,121           $    26,044
                                                                                    ===========           ===========



                     See notes to the financial statements.

                                ORTHOMETRIX INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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


       Cash paid for:                2003         2002
                                    -------     -------
              Income taxes          $ 9,175     $13,898
              Interest expense       15,479       7,615

Sale of a line of business in 2002 (see Note 3).








                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

         During the past two years, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's continued existence is dependent upon several factors including increased sales volume, collecting additional sums for the contingent purchase price portion of the sale of the Company's bone densitometry business and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The financial statements presented for December 31, 2002 include the accounts of the Company and its wholly owned subsidiaries, which were dissolved subsequent to the "Asset Sale" on April 11, 2002.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

         Management of the Company estimates that all financial instruments of OMRX, due to their short-term nature, have a fair value equal to their carrying value.

         Revenue and Cost Recognition

         The Company primarily sells its products directly to customers and through third party dealers and distributors. Revenue is generally recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded.

         The Company had purchased certain products from Stratec and Novotec through a company owned by Reynald Bonmati, CEO of the Company. Management believes the gross profit recognized by OMRX on products purchased from the manufacturers materially approximates that which would have been realized had the Company used unaffiliated suppliers. This agreement was terminated in April 2002.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Property and Equipment

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Income (Loss) per Share

         Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

         Options to purchase 3,150,000 and 2,958,500, shares of common stock were outstanding at December 31, 2003, and 2002, respectively, but were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

         Concentration of Credit Risk

         During 2003, there were no significant customers. During 2002, approximately 56% of total sales was derived from the Company's four largest customers. The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. The Company sells to customers in various geographic territories worldwide.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Segment Reporting

         The Company has one reportable segment. The Company evaluates performance based on operating income, which is income before interest and non-operating items.

         Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") Opinion No. 30. The adoption of this statement would have resulted in the reclassification of the gain on extinguishment of debt included in the Company's statement of operations for the year ended December 31, 2002 from an extraordinary item to other income.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Company's financial statements.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Accounting Pronouncements (Continued)

         In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. The Company does not anticipate that this will have an impact on the financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." In particular, this statement (1) provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, (2) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting decisions with respect to stock-based employee compensation and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The transition provisions of this statement had no effect on the Company's financial statements. The Company adopted the disclosure provisions of this statement at the beginning of fiscal 2003. The adoption of the disclosure provisions resulted in the presentation of the Company's interim financial statements to include pro forma stock-based employee compensation costs.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition,

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Accounting Pronouncements (Continued)

         certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Company's financial statements.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


3.       DISCONTINUED OPERATIONS AND CONTINGENCY

         On April 11, 2002, the Company sold its bone measurement business to CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. The Company is entitled to receive up to a maximum of $12.0 million for the sale (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset Sale. $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and have engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569. Accordingly, the Company received a total of $673,569 out of a potential $1,000,000 in connection with the Asset Sale to Cooper. In addition, the Company received $47,095 from the arbitrator as a refund of arbitration fees advanced to the arbitrator. The settlement from Cooper was received in July 2003. The refund from the arbitrator was received in August 2003. The remaining $500,000 of the purchase price was received on January 30, 2004.

         In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through December 31, 2003 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         After paying transaction-related expenses, the Company recorded a gain of approximately $4.3 million during the year ending December 31, 2002. Any income tax liability incurred on the gain was fully offset by the Company's net operating loss carryforwards.

         The results of operations for all periods presented have been restated for the discontinued operations.

                                                          For the Year Ended
                                                          December 31, 2002
                                                          -----------------

          Summary of Operating Results
          of Discontinued Operations:
          Revenue                                            $ 1,658,042
          Cost of revenue                                      1,030,183
          Sales and marketing                                    650,074
          General and administrative                             301,623
          Research and development expense                        72,050
          Accounts receivable reserve adjustment               (145,157)
                                                             -----------
          Net loss from discontinued operations              $ (250,731)
                                                             ===========

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

         The Company and Genemed GmbH, a Swiss Corporation ("Genemed"), are parties to an exclusive agreement dated February 16, 2001 amended as of April 1, 2001 and August 20, 2002 with respect to the marketing, sales and service of the Genestone 190 system to U.S. military bases worldwide. Under the terms of the three-year distribution agreement (which may be renewed for an indefinite number of successive one-year terms), the Company may purchase products from Genemed at a fixed price to be adjusted from time to time by mutual consent.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


5.       INVENTORIES:

         Inventories consist of the following as of December 31, 2003:

         Products kits, spare parts
           and sub-assemblies                               $ 127,298
                                                            ---------
                                                            $ 127,298
                                                            =========

6.       PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following as of December 31, 2003:




         Furniture and fixtures                             $ 136,005
         Accumulated depreciation                           (115,842)
                                                            ---------
                                                            $  20,163
                                                            =========

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

8.       STOCKHOLDERS' EQUITY (DEFICIT):

         Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2003 and 2002, there was no preferred stock outstanding.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.       COMPENSATION PROGRAMS:

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

         The amended and restated 1994 Stock Option Plan includes 3,000,000 shares of Common Stock reserved for issuance. Options are issued to employees and non-employees at the discretion of the Board of Directors. During 2003, 269,500 options were issued as compensation to employees. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", $0 of compensation expense was included in the Company's net loss for 2003.

         Under the 2000 Non-Employee Directors' Stock Option Plan (the "Board Plan"), which has 1,000,000 shares of common stock reserved for issuance to non-employee directors and consultants, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director's first election to the Board of Directors and a grant to acquire 5,000 shares is effective on the date of the director's reelection to the Board of Directors.

         On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly, 1,524,500 shares were repriced to $.15 per share. Subsequent to the option repricing on December 14, 2000, the company measured compensation expense using variable plan accounting. Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2003 or 2002.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9.       COMPENSATION PROGRAMS (CONTINUED):

         Stock Option Plan (Continued)

         The following is a summary of options related to the 1994 Stock Option Plan and the Board Plan as of December 31:

                                                                 Range of                          Range of
                                                                  Option                            Option
                                                                  Prices                            Prices
                                                  2003          Per Share          2002            Per Share
                                              ------------     ------------     ------------     ------------
         Options outstanding
         at beginning of year                    2,958,500     $0.02 - 0.05        2,319,500     $0.03 - .067
                                              ------------     ------------     ------------     ------------

         Cancellations                            (198,000)     0.02 - .531         (501,250)    $0.06 - 0.67

         Granted                                   389,500      0.02 - 0.05        1,140,250     $0.02 - 0.18

         Exercised                                  --               --                --             --
                                              ------------     ------------     ------------     ------------

         Options outstanding at
         end of year                             3,150,000                         2,958,500
                                              ============                      ============

         Options exercisable at
         end of year                             1,591,688                         1,065,000
                                              ============                      ============

         Options available for
         grant at end of year                      850,000                         1,041,500
                                              ============                      ============

         The following table summarizes information about significant groups of stock options outstanding at December 31, 2003:

                                           Options Outstanding                                  Options Exercisable
                              -------------------------------------------------   ------------------------------------------------
                                                                   Weighted                                          Weighted
                                Weighted                           Average         Weighted                          Average
                                 Average                          Remaining         Average                          Remaining
              Exercisable        Options          Exercise       Contractual        Options          Exercise       Contractual
                Prices         Outstanding          Price        Life in Years    Exercisable         Price         Life in Years
             --------------    -----------      ------------    ---------------   -----------      ------------    ---------------
              $.02 - .05        1,160,250          $.048              9              192,688          $.048              9
               .06 - .13          643,000           .074              8              262,750           .075              8
               .15              1,281,750           .150              6            1,100,000           .150              5
               .531                15,000           .531              6               11,250           .531              6
               .67                 50,000           .670              8               25,000           .670              8

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




9.       COMPENSATION PROGRAMS (CONTINUED):

         Stock Option Plan (Continued)

         Had compensation expense for the Company's 2003 and 2002 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for 2003 and 2002 would approximate the pro forma amounts below:

                                                           2003          2002
                                                       -----------    ----------

                Net income (loss):
                    As reported                        $(1,349,156)   $3,262,186
                    Pro forma                           (1,390,552)    3,211,031
                Income (loss) per share:
                    As reported - Basic and diluted          (0.05)         0.11
                    Pro forma - Basic and diluted            (0.05)         0.11


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2003 and 2002: dividend yield of 0%, risk-free weighted average interest rate of 5.0%, expected volatility factor of 132% and 173%, respectively and an expected option term of 10 years. The weighted average fair value at date of grant for options granted during 2003 and 2002 was $0.05 and $0.05 per option, respectively.

         401(k) Plan

         Pursuant to the Orthometrix, Inc. Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $5,428 and $20,496 for the years ended December 31, 2003 and 2002, respectively.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



10.      INCOME TAXES:

         The Company did not record a provision for income tax expense for the years ended December 31, 2003 and 2002 since any provision would be offset by the Company's NOL carryforwards.

         Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:


                                                   2003            2002
                                                  ------          ------

              Statutory income tax rate            (34.0%)         (34.0%)
              Valuation allowance                   42.0            42.0
              State income taxes, net of
                Federal benefit                     (8.0)           (8.0)
                                                  ------          ------

                                                     0.0%            0.0%
                                                  ======          ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below:

                                                                   2003
                                                               -----------
              Deferred tax assets and liabilities:
                     Accrued liabilities                       $    29,099
              Valuation allowance                                  (29,099)
                                                               -----------
                     Net current deferred tax assets                  --
                                                               -----------
                     Net operating loss carryforwards            6,302,751
              Valuation allowance                               (6,302,751)
                                                               -----------
              Net noncurrent deferred tax assets                      --
                                                               -----------
                     Total deferred tax assets                 $      --
                                                               -----------

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10.      INCOME TAXES (CONTINUED):

         Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2003 and 2002, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

         The Company has utilizable federal and state net operating loss carryforwards of approximately $15,000,000 at December 31, 2003 for income tax purposes, which expire in 2008 through 2023.

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

         Leases

         Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:


                          2004                       28,185
                          2005                       29,500
                          2006                       30,816
                          2007                       31,584
                          2008                       18,424
                                                   --------
                                                   $138,509
                                                   ========

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


12.      RELATED PARTY TRANSACTIONS:

         TRANSACTIONS WITH CERTAIN DIRECTORS AND OFFICERS

         During 2003, the Company borrowed $1,095,000 from several directors and officers of the Company and issued notes bearing interest at prime plus one (5.00% as of December 31, 2003) which mature one year from date of issuance.

         For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the Company on January 30, 2004. In February 2004, $325,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The unpaid portion of the borrowings has been consolidated and extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,095,000 shares of common stock at $0.05 per share. $45,683 of the proceeds received as of December 31, 2003 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,049,317 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31 2003, the unamortized discount on the notes payable is $22,097.

         During 2003 and 2002, the Company recorded interest expense of $51,230 and $49,243, respectively.

         In December 2003, the Company granted an entity affiliated with an officer of the Company warrants to purchase up to 240,000 shares of common stock at $0.05 per share as compensation for consulting services rendered. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $11,665. The value of the warrants was recorded as consulting expense and as additional paid-in-capital.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



12.      RELATED PARTY TRANSACTIONS (CONTINUED):

         TRANSACTIONS WITH BIONIX

         The Company and Bionix, a company of which Reynald G. Bonmati, the President and Chairman of the Board of the Company is President, were parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company had the right to purchase and sell the pQCT and Galileo systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company had the right to purchase and sell the Genestone 190 systems and products. During fiscal year 2002, the Company purchased from Bionix systems and products equal to approximately $4,500. Following the asset sale to Cooper, the Company focused exclusively on its musculoskeletal products and all Bionix rights were assigned to the Company for one dollar. Such rights also include the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone systems and products have not yet been approved by the U.S. Food and Drug Administration for sale in the U.S.

13.      SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

         During 2003, there were no significant customers. During 2002, approximately 56% of total sales was derived from the Company's four largest customers. The Company's largest customers are medical device distributors.

         The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:


                                                 2003                2002
                                        -------------------   ------------------

              Pacific Rim               $      175     .01%   $    --      --  %
              Europe/Middle East              --                   --      --
              Latin America                   --                   --      --
              Canada                       238,000   15.14         --      --

              Export Sales                    --                   --      --
              Domestic Sales             1,334,578   84.85     902,225    100.0%
                                        ----------  -------   --------    ------
                                        $1,572,753  100.00%   $902,225    100.0%
                                        ==========  =======   ========    ======

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


  14.    QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                             2003 Quarters
                                   ------------------------------------------------------------------------------------------------
                                         First               Second                 Third               Fourth              Total
                                   ------------------   ------------------    ------------------   -----------------    -----------
    Revenue                           $   500,160          $   361,319          $  420,056           $  291,218         $1,572,753
    Gross Profit                          345,871              240,305             282,537              195,071          1,063,784
    Operating loss                       (306,186)            (372,103)           (309,971)            (313,053)        (1,301,313)
    Net loss                             (312,098)            (381,108)           (320,838)            (335,112)        (1,349,156)

    Weighted average shares:
    Basic and diluted                  25,544,621           29,544,621          29,544,621           29,544,621         29,544,621
    Basic and diluted per
      share                           $     (0.01)               (0.02)              (0.01)               (0.01)         $   (0.05)


                                                                             2002 Quarters
                                   ------------------------------------------------------------------------------------------------
                                         First               Second                 Third               Fourth             Total
                                   ------------------   ------------------    ------------------   -----------------   ------------
    Revenue                           $    64,347          $   141,710         $   319,593          $   376,575        $   902,225
    Gross Profit                           20,516               94,567             198,722              234,320            548,125
    Operating loss                       (345,897)            (333,784)           (391,666)            (501,811)        (1,573,158)
    (Loss) income from
      discontinued operations            (323,691)           4,778,182            (350,000)             (36,133)         4,068,358
    Extraordinary gain on
      extinguishment of debt                    -              811,087                   -                    -            811,087
    Net (loss) income                    (707,890)           5,258,992            (740,598)            (548,318)         3,262,186

    Weighted average shares:
    Basic and diluted                  29,969,312           29,544,621          29,544,621           29,544,621         29,649,339
    Basic and diluted per
      share                            $    (0.02)                0.18               (0.03)               (0.02)        $     0.11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2002, the Registrant's Board of Directors approved the appointment of Neil Koenig as Chief Financial Officer of the Registrant. Effective with the appointment, Imowitz Koenig & Co., LLP resigned as the Registrant's independent accountant, since Mr. Koenig's appointment as Chief Financial Officer creates a lack of independence between the Registrant and Imowitz Koenig & Co., LLP. Imowitz Koenig & Co., LLP had been engaged as the Registrant's independent accountants since January 29, 2002, when it replaced Deloitte & Touche LLP as the Registrant's independent accountants. See Registrant's Form 8-K filed with the Commission on February 5, 2002 (Commission File No. 0-26206)

The report of Imowitz Koenig & Co., LLP on the financial statements of the Registrant for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and other than raising substantial doubt about the Registrant's ability to continue as a going concern was not otherwise qualified or modified as to uncertainty, audit scope or accounting principles, during the period of its engagement or the interim period to the date of resignation. Similarly, the reports of Deloitte & Touche LLP on the financial statements of the Registrant contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about the Registrant's ability to continue as a going concern for the fiscal year ended December 31, 2000, were not modified as to uncertainty, audit scope, or accounting principles during the two fiscal years ended December 31, 2000 and 1999 or the interim period to January 29, 2002, the date of dismissal.

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

ITEM 8A:  CONTROLS AND PROCEDURES

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

                                    PART III

ITEMS 9, 10, 11, AND 12

The information required under these items is contained in the Company's Proxy Statement relating to its 2004 Annual Meeting of Stockholders, which Proxy Statement will enclose this Form 10-K and is being filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a) Exhibits:

            2.1 Asset Purchase Agreement with Cooper Surgical Acquisition Corp. and Orthometrix, Inc. (D)

            3.1     Restated Certificate of Incorporation of Orthometrix, Inc.
                    (E)

            3.2     By-laws of Orthometrix, Inc. as amended (F)

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

            +10.5 Software Distribution Agreement dated as of June 1, 2002 between Orthometrix, Inc. and BonAlyse Oy. (A)

            10.6 $150,000 Promissory Note, dated January 6, 2003, between Orthometrix, Inc. and Michael W. Huber. (A)

            10.7 $50,000 Promissory Note, dated January 22, 2003, between Orthometrix, Inc. and Yukon Associates. (A)

            10.8 $100,000 Promissory Note, dated January 31, 2003 between Orthometrix, Inc. and Reynald Bonmati. (A)

            10.9 $100,000 Promissory Note, dated May 27, 2003 between Orthometrix, Inc. and Reynald Bonmati. (B)

            10.10 $100,000 Promissory Note, dated June 3, 2003 between Orthometrix, Inc. and Michael W. Huber. (B)

            10.11 $30,000 Promissory Note, dated June 19, 2003 between Orthometrix, Inc. and Reynald Bonmati. (B)

            10.12 $20,000 Promissory Note, dated June 23, 2003 between Orthometrix, Inc. and Reynald Bonmati. (B)

            10.13 $25,000 Promissory Note, dated August 20, 2003 between Orthometrix, Inc. and Reynald Bonmati. (C)

            10.14 $10,000 Promissory Note, dated August 26, 2003 between Orthometrix, Inc. and Reynald Bonmati. (C)

            10.15 $40,000 Promissory Note, dated September 12, 2003 between Orthometrix, Inc. and Reynald Bonmati. (C)

            10.16 $25,000 Promissory Note, dated September 12, 2003 between Orthometrix, Inc. and Yukon Associates. (C)

            10.17 $50,000 Promissory Note, dated September 18, 2003 between Orthometrix, Inc. and Michael W. Huber. (C)

            10.18 $25,000 Promissory Note, dated September 26, 2003 between Orthometrix, Inc. and Reynald Bonmati. (C)

            10.19 $25,000 Promissory Note, dated October 3, 2003, between Orthometrix, Inc. and James Baker.

            10.20 $25,000 Promissory Note, dated October 6, 2003, between Orthometrix, Inc. and Arthur A. Rossler.

            10.21 $25,000 Promissory Note, dated October 8, 2003, between Orthometrix, Inc. and Yukon Associates.

            10.22 $250,000 Promissory Note, dated November 7, 2003, between Orthometrix, Inc. and Reynald Bonmati.

            10.23 $45,000 Promissory Note, dated November 24, 2003, between Orthometrix, Inc. and Jacques Neusy.

            10.24 $405,000 Promissory Note, dated January 31, 2004, between Orthometrix, Inc. and Reynald Bonmati. This note replaces notes dated August 20, 2003; August 26, 2003; September 12, 2003; September 26, 2003; November 7, 2003; January 16, 2004
                    and January 23, 2004 in the amounts of $25,000 ($20,000 of which has been paid off); $10,000; $40,000; $25,000;$250,000; $50,000 and $25,000, respectively.

            10.25 $70,000 Promissory Note, dated January 31, 2004, between Orthometrix, Inc. and Yukon Associates. This note replaces notes dated January 22, 2003; September 12, 2003 and October 8, 2003 in the amounts of $50,000 ($30,000 of which has been paid off), $25,000 and $25,000, respectively.

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

            (C) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated November 7, 2003, as is incorporated herein by reference.

            (D) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated April 15, 2002, as is incorporated herein by reference.

            (E) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-Q dated November 13, 1997, and is incorporated herein by reference.

            (F) This Exhibit was previously filed as an Exhibit to the Company's Registration Statement on Form S-I (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          1. Audit Fees - The aggregate fees for the years ended December 31, 2003 and 2002 for professional services rendered by Radin, Glass & Co., LLP for the audit of annual financial statements and review of financial statements included in any Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements are approximately $26,000 and $22,000, respectively.

          2. Audit-Related Fees - The registrant did not pay any audit-related fees during the years ended December 31, 2003 and 2002 that are not reported under paragraph 1 above.

          3. Tax Fees - The registrant did not pay any fees during the years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

          4. All Other Fees - The registrant did not pay any other fees during the years ended December 31, 2003 and 2002 other than those reported in paragraphs 1 through 3 above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 31st day of March, 2004.


                                    ORTHOMETRIX, INC.


                                    By: /s/ Reynald Bonmati
                                        -----------------------
                                        Name:  Reynald G. Bonmati
                                        Title: President


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


                Signature                         Capacity In Which Signed                       Date
                ---------                         ------------------------                       ----

       /s/ Reynald G. Bonmati                Chairman of the Board and President                March 31, 2004
       --------------------------            (Principal Executive Officer); and
       Reynald G. Bonmati                                 Director




       /s/ Neil H. Koenig                    Chief Financial Officer (Principal                 March 31, 2004
       -----------------------------           Financial Officer and Principal
       Neil H. Koenig                                Accounting Officer)






                Signature                         Capacity In Which Signed                       Date
                ---------                         ------------------------                       ----


       /s/ James J. Baker                                 Director                          March 31, 2004
       -------------------------------------
       James J. Baker


       /s/ Michael W. Huber                               Director                          March 31, 2004
       -------------------------------------
       Michael W. Huber


       /s/ Andre-Jacques Neusy                            Director                          March 31, 2004
       -----------------------------
       Andre-Jacques Neusy


       /s/ Albert S. Waxman                               Director                          March 31, 2004
       -------------------------------------
       Albert S. Waxman