Form 10QSB
period 2004-03-31
ORTHOMETRIX  INC
filed 2004-05-17
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004
                                            ---------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            06-1387931
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


106 Corporate Park Drive, Suite 102, White Plains, NY             10604
-----------------------------------------------------   ------------------------
      (Address of principal executive office)                   (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 29,544,621 shares of common stock outstanding as of May 14, 2004.


                                     1 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEET (UNAUDITED)


                                                                        MARCH 31, 2004
                                                                        --------------
Assets

Current assets:

      Cash                                                               $     57,755
      Accounts receivable-trade                                                 3,733
      Inventories                                                             100,853
      Prepaid expenses and other current assets                                53,497
                                                                         ------------

         Total current assets                                                 215,838


Property and equipment, net                                                    19,528
Other                                                                          11,658
                                                                         ------------

         Total Assets                                                    $    247,024
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Notes payable, net of discount and accrued interest payable
          - related parties                                              $    928,786
      Accounts payable - trade                                                367,878
      Accrued expenses                                                        104,983
      Unearned service revenue                                                  7,350
                                                                         ------------

         Total current liabilities                                          1,408,997
                                                                         ------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,544,621
         shares issued and outstanding                                         14,771
      Additional paid-in capital                                           38,777,546
      Accumulated deficit                                                 (39,954,290)
                                                                         ------------

         Total stockholders' equity                                        (1,161,973)
                                                                         ------------

         Total Liabilities and Stockholders' Equity                      $    247,024
                                                                         ============


                       See notes to financial statements.

                                     2 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                       MARCH 31,       MARCH 31,
                                                         2004           2003
                                                     ------------    ------------
                                                                    (CONSOLIDATED)

Revenue                                              $    168,387    $    500,160
Cost of revenue                                            73,708         154,289
                                                     ------------    ------------
         Gross profit                                      94,679         345,871


Sales and marketing expense                               154,826         177,335
General and administrative expense                        225,935         401,054
Research and development expense                           99,231          73,668
                                                     ------------    ------------

         Operating loss                                  (385,313)       (306,186)
                                                     ------------    ------------

Interest expense                                          (39,100)         (6,054)
Interest income                                               188             142
                                                     ------------    ------------

Net loss                                             $   (424,225)   $   (312,098)
                                                     ============    ============

Basic and diluted weighted average shares              29,544,621      29,544,621
                                                     ============    ============

Basic and diluted loss per share:
      Net loss                                       $      (0.01)   $      (0.01)
                                                     ============    ============

                       See notes to financial statements.

                                     3 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,       MARCH 31,
                                                                           2004            2003
                                                                      -------------    --------------
                                                                                       (CONSOLIDATED)
Cash Flows From Operating Activities:

Net loss                                                                 $(424,225)      $(312,098)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Amortization expense                                               19,264           2,882
         Depreciation expense                                                1,377           1,906
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                        496,315         (81,186)
         Decrease (increase) in inventories                                 26,445         (41,270)
         (Increase) decrease in prepaid expenses and other
            current assets                                                  (2,450)          1,501
         Increase in accounts payable                                        5,546         177,607
         Increase (decrease) in accrued expenses                            27,602         (69,150)
         (Decrease) increase in unearned service revenue                    (4,853)          3,406
         Decrease in other liabilities                                      (5,645)           --
                                                                         ---------       ---------

      Net cash provided by (used in) operating activities                  139,376        (316,402)
                                                                         ---------       ---------

Cash Flows From Investing Activities:

      Purchases of Property and Equipment                                     (742)         (9,642)
                                                                         ---------       ---------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                        (350,000)           --
      Proceeds of borrowings from related parties                          225,000         300,000
                                                                         ---------       ---------

      Cash (used in) provided by financing activities                     (125,000)        300,000

Net increase (decrease) in cash                                             13,634         (26,044)

Cash at beginning of period                                                 44,121          26,044
                                                                         ---------       ---------

Cash at end of period                                                    $  57,755       $      --
                                                                         =========       =========

                       See notes to financial statements.

                                     4 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004

                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND GOING CONCERN

         The financial statements of Orthometrix, Inc. (formerly Norland Medical Systems, Inc.) (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, and included in the Company's Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 24, 2004. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

         During the past two fiscal years ended December 31, 2003 and 2002, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the three months ended March 31, 2004 the Company experienced a net loss from operating activities of $424,225 and a positive cash flow from operating activities of $139,376. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

         The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

                                     5 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004

2.       INVENTORIES

         As of March 31, 2004, inventories consisted of the following:

                                                            March 31, 2004
                                                            --------------
            Product kits, spare parts
              and sub-assemblies                              $   100,853
                                                              ===========

3.       CASH FLOWS

         The Company paid $1,858 and $0 for interest during the three months ended March 31, 2004 and 2003, respectively.

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

5.       DISCONTINUED OPERATIONS AND CONTINGENCY

         On January 30, 2004, the Company received the remaining $500,000 of the purchase price of its bone measurement business sold to CooperSurgical Acquisition Corp. ("Cooper") in 2002. In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through March 31, 2004 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

         The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

                          2004                             21,275
                          2005                             29,500
                          2006                             30,816
                          2007                             31,584
                          2008                             18,424
                                                       ----------
                                                       $  131,599
                                                       ==========

                                     6 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


6.       RELATED PARTY TRANSACTIONS

         During the first quarter of 2004, the Company borrowed $225,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.00% as of March 31, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 700,000 shares of common stock at $0.05 per share. $43,955 of the proceeds received as of March 31, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $656,045 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31 2004, the unamortized discount on notes payable is $41,214.

         In January 2004, the Company granted a director of the Company warrants to purchase up to 50,000 shares of common stock at $0.05 per share as additional compensation in connection with the renewal of his $50,000 note dated September 18, 2003. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $3,415. The value of the warrants was recorded as interest expense and as additional paid-in-capital.

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

                                                                      For the Three Months Ended
                                                              ----------------------------------------
                                                              March 31, 2004            March 31, 2003
                                                              --------------            --------------
         Net loss, as reported                                   $(424,225)               $(312,098)
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effect                                (6,953)                 (14,292)
                                                                 ---------                ---------

         Proforma net loss                                       $(431,178)               $(326,390)
                                                                 =========                =========

         Basic and diluted loss per share
              As reported                                        $   (0.01)               $   (0.01)
                                                                 =========                =========
              Pro forma                                          $   (0.01)               $   (0.01)
                                                                 =========                =========



                                     7 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


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

         Liquidity and Capital Resources

         During the past two fiscal years ended December 31, 2003 and 2002, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the three months ended March 31, 2004 the Company experienced a net loss from operating activities of $424,225 and a positive cash flow from operating activities of $139,376. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

                                     8 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


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

         The level of liquidity based on cash experienced a $13,634 increase at March 31, 2004, as compared to December 31, 2003. The Company's $139,376 provided by operating activities was partially offset by $742 of cash used in investing activities and $125,000 of cash used in financing activities. Investing activities consisted of $742 of purchases of property and equipment. Financing activities consisted of $225,000 of proceeds of borrowings and $350,000 repayment of borrowings from directors and officers of the Company.

         During the first quarter of 2004, the Company borrowed $225,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.00% as of March 31, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 700,000 shares of common stock at $0.05 per share. $43,955 of the proceeds received as of March 31, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $656,045 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31 2004, the unamortized discount on notes payable is $41,214.

         In January 2004, the Company granted a director of the Company warrants to purchase up to 50,000 shares of common stock at $0.05 per share as additional compensation in connection with the renewal of his $50,000 note dated September 18, 2003. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $3,415. The value of the warrants was recorded as interest expense and as additional paid-in-capital.

                                     9 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


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

         The Company has no current backlog of orders as of March 31, 2004. There are no material commitments for capital expenditures as of March 31, 2004.

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

         Results of Operations

         The Company had a net loss of $424,225 ($.01 per share based on 29,544,621 weighted average shares) for the three months ended March 31, 2004 compared to a net loss of $312,098 ($0.01 per share based on 29,544,621 weighted average shares) for the three months ended March 31, 2003.

         Revenue for the three months ended March 31, 2004 decreased $331,773 (or 66.3%) to $168,387 from $500,160 for the three months ended March 31, 2003. The decrease in sales was primarily due to a decrease in XCT sales for the three months ended March 31, 2004.

         Cost of revenue as a percentage of revenue was 43.8% and 30.8% for the three months ended March 31, 2004 and 2003, respectively, resulting in a gross margin of 56.2% for the three months ended March 31, 2004 compared to 69.2% for the three months ended March 31, 2003. The decrease in gross margin was due to the increase in manufacturing expenses attributable to the XCT sales during the three months ended March 31, 2004.

                                     10 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Results of Operations (Continued)

         Sales and marketing expense for the three months ended March 31, 2004 decreased $22,509 or (12.7%) to $154,826 from $177,335 for the three months ended March 31, 2003. The decrease is due to the Company's decreased payroll expense.

         General and administrative expense for the three months ended March 31, 2004 decreased $175,119 (or 43.6%) to $225,935 from $401,054 for the three months ended March 31, 2003. The decrease was primarily due to a decrease in legal fees connected to the 2003 Cooper closing.

         Research and development expense for the three months ended March 31, 2004 increased $25,563 (or 34.70%) to $99,231 from $73,668 for the three months ended March 31, 2004. The increase was primarily due to increased expenses incurred for the development of the Vibraflex 500 product.

         Interest expense increased $33,046 (or 545.9%) to $39,100 for the three months ended March 31, 2004 from $6,054 for the three months ended March 31, 2003. Interest expense increased due to an increase in the outstanding principal balances of loans payable during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

         Recently Issued Accounting Standards

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


                                     11 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004



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

         All of the Company's notes payable outstanding at March 31, 2004 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $9,700 change in annual interest expense.

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

                                     12 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              10.24 $405,000 Promissory Note, dated January 31, 2004, between Orthometrix, Inc. and Reynald Bonmati. This note replaces notes dated August 20, 2003; August 26, 2003; September 12, 2003; September 26, 2003; November 7, 2003; January 16, 2004 and January 23, 2004 in the amounts of $25,000 ($20,000 of which has been paid off); $10,000; $40,000;
                       $25,000;$250,000; $50,000 and $25,000, respectively. (A)

              10.25 $70,000 Promissory Note, dated January 31, 2004, between Orthometrix, Inc. and Yukon Associates. This note replaces notes dated January 22, 2003; September 12, 2003 and October 8, 2003 in the amounts of $50,000 ($30,000 of which has been paid off), $25,000 and $25,000, respectively. (A)

              10.26 $50,000 Promissory Note, dated February 20, 2004 between Orthometrix, Inc. and Reynald Bonmati.

              10.27 $50,000 Promissory Note, dated February 25, 2004 between Orthometrix, Inc. and Reynald Bonmati.

              10.28 $50,000 Promissory Note, dated March 3, 2004 between Orthometrix, Inc. and The Arthur A. Rossler Trust.

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

              (A) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-KSB dated March 25, 2004 and is incorporated herein by reference.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the period ended March 31, 2004.


                                     13 of 19

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2004


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ORTHOMETRIX, INC.


                                            BY: /s/ Reynald Bonmati
                                                -----------------------------
                                                Reynald Bonmati
                                                President


                                            BY: /s/ Neil H. Koenig
                                                -----------------------------
                                                Neil H. Koenig
                                                Chief Financial Officer
                                                (Principal Financial Officer)





                                                 Dated: May 14, 2004







                                     14 of 19