Form 10QSB
period 2004-06-30
ORTHOMETRIX  INC
filed 2004-07-29
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004
                                            --------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                       06-1387931
-----------------------------------------------------  ------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer Identification No.)
             incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains, NY                  10604
-----------------------------------------------------  ------------------------------------
      (Address of principal executive office)                       (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

There were 29,825,944 shares of common stock outstanding as of July 28, 2004.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS
                                                                         JUNE 30, 2004
                                                                     ----------------------
Current assets:

      Cash                                                           $             303,282
      Accounts receivable-trade                                                     41,461
      Inventories                                                                  123,671
      Prepaid expenses and other current assets                                     42,590
                                                                     ----------------------

         Total current assets                                                      511,004

Property and equipment, net                                                         18,151
Other                                                                               11,658
                                                                     ----------------------

         Total Assets                                                $             540,813
                                                                     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Notes payable, net of discount and accrued interest
         payable - related parties                                    $          1,379,366
      Accounts payable - trade                                                     393,402
      Accrued expenses                                                             101,188
      Unearned service revenue                                                       2,738
                                                                     ----------------------

         Total current liabilities                                               1,876,694
                                                                     ----------------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,825,944
         shares issued and outstanding                                              14,911
      Additional paid-in capital                                                38,912,526
      Accumulated deficit                                                      (40,263,318)
                                                                     ----------------------

         Total stockholders' equity                                             (1,335,881)
                                                                     ----------------------

         Total Liabilities and Stockholders' Equity                  $             540,813
                                                                     ======================

                See notes to consolidated financial statements.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                          2004                     2003
                                                  ---------------------    ---------------------
Revenue                                           $            442,855     $            861,479
Cost of revenue                                                162,533                  275,303
                                                  ---------------------    ---------------------
         Gross profit                                          280,322                  586,176

Sales and marketing                                            310,348                  352,014
General and administrative expense                             482,278                  766,260
Research and development expense                               145,257                  146,191
                                                  ---------------------    ---------------------

         Operating loss                                       (657,561)                (678,289)

Interest expense                                               (76,027)                 (15,247)
Interest income                                                    335                      330
                                                  ---------------------    ---------------------

         Net loss                                 $           (733,253)    $           (693,206)
                                                  =====================    =====================


Basic and diluted weighted average shares                   29,825,944               29,544,621
                                                  =====================    =====================

Basic and diluted loss per share:
         Net loss                                 $              (0.02)    $              (0.02)
                                                  =====================    =====================












                See notes to consolidated financial statements.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                          2004                     2003
                                                  ---------------------    ---------------------
Revenue                                           $            274,468     $            361,319
Cost of revenue                                                 88,825                  121,014
                                                  ---------------------    ---------------------
         Gross profit                                          185,643                  240,305

Sales and marketing                                            155,522                  174,679
General and administrative expense                             256,343                  365,206
Research and development expense                                46,026                   72,523
                                                  ---------------------    ---------------------

         Operating loss                                       (272,248)                (372,103)

Interest expense                                               (36,927)                  (9,193)
Interest income                                                    147                      188
                                                  ---------------------    ---------------------

         Net loss                                 $           (309,028)    $           (381,108)
                                                  =====================    =====================

Basic and diluted weighted average shares                   29,825,944               29,544,621
                                                  =====================    =====================

Basic and diluted loss per share:
         Net loss                                 $              (0.01)    $              (0.01)
                                                  =====================    =====================










                See notes to consolidated financial statements.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,                 JUNE 30,
                                                                                     2004                      2003
                                                                             ----------------------    --------------------
Cash Flows From Operating Activities:

Net loss                                                                     $            (733,253)    $          (693,206)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued for services                                      7,980                       -
         Amortization expense                                                               48,318                   7,158
         Depreciation expense                                                                2,754                   4,132
Changes in assets and liabilities:
         Decrease in accounts receivable                                                   458,587                 431,708
         (Increase) decrease in inventories                                                  3,627                  (3,842)
         (Increase) decrease in prepaid expenses and other current assets                    8,457                 (15,628)
         Increase in accounts payable                                                       31,070                  54,510
         Decrease in accrued expenses and other liabilities                                   (293)               (289,613)
                                                                             ----------------------    --------------------

      Net cash used in operating activities                                               (172,753)               (504,781)

Cash Flows From Investing Activities:

      Purchase of property and equipment                                                      (742)                (12,364)
                                                                             ----------------------    --------------------

      Cash used in investing activities                                                       (742)                (12,364)
                                                                             ----------------------    --------------------

Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                                          760,000                 550,000
      Repayment of borrowings from related parties                                        (350,000)                      -
      Exercise of stock options                                                             22,656                       -
                                                                             ----------------------    --------------------

      Cash provided by financing activities                                                432,656                 550,000
                                                                             ----------------------    --------------------

Net increase in cash                                                                       259,161                  32,855

Cash at beginning of period                                                                 44,121                  26,044
                                                                             ----------------------    --------------------

Cash at end of period                                                        $             303,282     $            58,899
                                                                             ======================    ====================







                See notes to consolidated financial statements.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004

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

         During the past two fiscal years ended December 31, 2003 and 2002, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the six months ended June 30, 2004 the Company experienced a net loss from operating activities of $733,253 and a negative cash flow from operating activities of $172,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004

2.           INVENTORIES

             As of June 30, 2004, inventories consisted of the following:

                                                                 June 30, 2004
                                                                 -------------
                Product kits, spare parts
                   and sub-assemblies                              $ 123,671
                                                                   =========

3.           CASH FLOWS

             The Company paid $10,847 and $3,181 for interest during the six months ended June 30, 2004 and 2003, respectively.

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

5.           DISCONTINUED OPERATIONS AND CONTINGENCY

             On January 30, 2004, the Company received the remaining $500,000 of the purchase price of its bone measurement business sold to CooperSurgical Acquisition Corp. ("Cooper") in 2002. In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through June 30, 2004 and there is no assurance that the Company will receive any sales proceeds from the earn-out.

             The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

                          2004                        21,275
                          2005                        29,500
                          2006                        30,816
                          2007                        31,584
                          2008                        18,424
                                                --------------
                                                $    131,599
                                                ==============

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


6.       RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2004, the Company borrowed $760,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.00% as of June 30, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,385,000 shares of common stock at $0.05 per share. $151,854 of the proceeds received as of June 30, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $608,146 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30 2004, the unamortized discount on notes payable is $125,634.

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

                                                                         For the Six Months Ended
                                                                 -------------------------------------
                                                                 June 30, 2004       June 30, 2003
                                                                 ----------------    -----------------
         Net loss, as reported                                   $      (733,253)    $      (693,206)
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effect                                     (22,560)            (21,034)
                                                                 ----------------    ----------------

         Proforma net loss                                       $      (755,813)    $      (714,240)
                                                                 ================    ================

         Basic and diluted loss per share
           As reported                                           $         (0.02)    $         (0.02)
                                                                 ================    ================
           Pro forma                                             $         (0.03)    $         (0.02)
                                                                 ================    ================

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


7.       STOCK-BASED COMPENSATION (CONTINUED)

         During the six months ended June 30, 2004, the Company's board of directors approved the grant of stock options to independent consultants to purchase an aggregate of 25,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $4,565. The value of the options was recorded as consulting expense and as additional paid-in-capital.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


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

           Liquidity and Capital Resources

           During the past two fiscal years ended December 31, 2003 and 2002, the Company has experienced aggregate losses from continuing operations of $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the six months ended June 30, 2004 the Company experienced a net loss from operating activities of $733,253 and a negative cash flow from operating activities of $172,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


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

           The level of liquidity based on cash experienced a $259,161 increase at June 30, 2004, as compared to December 31, 2003. The Company's $432,656 provided by financing activities was partially offset by $742 of cash used in investing activities and $172,753 of cash used in operating activities. Investing activities consisted of $742 of purchases of property and equipment. Financing activities consisted of $760,000 of proceeds of borrowings, $350,000 repayment of borrowings from directors and officers of the Company, and $22,656 of proceeds upon exercise of stock options.

           During the six months ended June 30, 2004, the Company borrowed $760,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.00% as of June 30, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,385,000 shares of common stock at $0.05 per share. $151,854 of the proceeds received as of June 30, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $608,146 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30 2004, the unamortized discount on notes payable is $125,634.

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

           During the six months ended June 30, 2004, the Company's board of directors approved the grant of stock options to independent consultants to purchase an aggregate of 25,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $4,565. The value of the options was recorded as consulting expense and as additional paid-in-capital.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


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

           The Company has no current backlog of orders as of June 30, 2004. There are no material commitments for capital expenditures as of June 30, 2004.

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

           Results of Operations

           The Company had a net loss of $733,253 ($0.02 per share based on 29,825,944 weighted average shares) for the six months ended June 30, 2004 compared to a net loss of $693,206 ($0.02 per share based on 29,544,621 weighted average shares) for the six months ended June 30, 2003.

           Revenue for the six months ended June 30, 2004 decreased $418,624 (or 48.6%) to $442,855 from $861,479 for the six months ended June 30, 2003. The decrease in sales was primarily due to a decrease in XCT sales for the six months ended June 30, 2004.

           Cost of revenue as a percentage of revenue was 37% and 32% for the six months ended June 30, 2004 and 2003, respectively, resulting in a gross margin of 63% for the six months ended June 30, 2004 compared to 68.0% for the six months ended June 30, 2003. The decrease in gross margin was due to the increase in manufacturing expenses attributable to the XCT sales during the six months ended June 30, 2004.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
           (CONTINUED)

           Results of Operations (Continued)

           Sales and marketing expense for the six months ended June 30, 2004 decreased $41,666 or (11.8%) to $310,348 from $352,014 for the six months ended June 30, 2003. The decrease is due to the Company's decreased payroll expense.

           General and administrative expense for the six months ended June 30, 2004 decreased $283,982 (or 37.1%) to $482,278 from $766,260 for the six months ended June 30, 2003. The decrease was primarily due to a decrease in legal fees connected to the 2003 Cooper closing.

           Research and development expense for the six months ended June 30, 2004 decreased $934 (or 0.6%) to $145,257 from $146,191 for the six months ended June 30, 2004. The expenses for research and development have remained constant.

           Interest expense increased $60,780 (or 398.6%) to $76,027 for the six months ended June 30, 2004 from $15,247 for the six months ended June 30, 2003. Interest expense increased due to an increase in the outstanding principal balances of loans payable during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

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

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


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

           All of the Company's notes payable outstanding at June 30, 2004 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $15,050 change in annual interest expense.

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

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


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

                  10.26 $50,000 Promissory Note, dated February 20, 2004 between Orthometrix, Inc. and Reynald Bonmati. (B)

                  10.27 $50,000 Promissory Note, dated February 25, 2004 between Orthometrix, Inc. and Reynald Bonmati. (B)

                  10.28 $50,000 Promissory Note, dated March 4, 2004 between Orthometrix, Inc. and The Arthur A. Rossler Trust.
                           (B)

                  10.29 $50,000 Promissory Note, dated April 1, 2004 between Orthometrix, Inc. and David E. Baines.

                  10.30 $25,000 Promissory Note, dated April 27, 2004 between Orthometrix, Inc. and Reynald Bonmati.

                  10.31 $50,000 Promissory Note, dated April 28, 2004 between Orthometrix, Inc. and First Global Services Corp.

                  10.32 $50,000 Promissory Note, dated May 6, 2004 between Orthometrix, Inc. and Albert S. Waxman.

                  10.33 $50,000 Promissory Note, dated May 17, 2004 between Orthometrix, Inc. and Reynald Bonmati.

                  10.34 $100,000 Promissory Note, dated May 27, 2004 between Orthometrix, Inc. and Reynald Bonmati. This note replaces note dated May 27, 2003 in the amount of $100,000.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K. (CONTINUED)

             (a)  Exhibits (Continued):

                  10.35 $50,000 Promissory Note, dated June 1, 2004 between Orthometrix, Inc. and Reynald Bonmati.

                  10.36 $25,000 Promissory Note, dated June 8, 2004 between Orthometrix, Inc. and Yukon Associates.

                  10.37 $150,000 Promissory Note, dated June 10, 2004 between Orthometrix, Inc. and Michael W. Huber.

                  10.38 $50,000 Promissory Note, dated June 23, 2004 between Orthometrix, Inc. and Reynald Bonmati. This note replaces notes dated June 19, 2003 and June 23, 2003 in the amounts of $30,000 and $20,000, respectively.

                  10.39 $10,000 Promissory Note, dated June 30, 2004 between Orthometrix, Inc. and The Chrystele Bonmati Trust.

                  10.40 $25,000 Promissory Note, dated June 30, 2004 between Orthometrix, Inc. and Andre Jacques Neusy.

                  10.41 $25,000 Promissory Note, dated June 30, 2004 between Orthometrix, Inc. and The Arthur A. Rossler Trust Dated 12/30/99.

                  10.42 $25,000 Promissory Note, dated June 30, 2004 between Orthometrix, Inc. and Ralph G. Theodore and Ellen H. Theodore JTWROS.

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

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K. (CONTINUED)

                  (A) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-KSB dated March 25, 2004 and is incorporated herein by reference.

                  (B) This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated May 14, 2004 and is incorporated herein by reference.


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2004.

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2004


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ORTHOMETRIX, INC.


                                      BY: /s/ Reynald Bonmati
                                          ----------------------------------
                                              Reynald Bonmati
                                              President


                                      BY: /s/ Neil H. Koenig
                                          ----------------------------------
                                              Neil H. Koenig
                                              Chief Financial Officer
                                              (Principal Financial Officer)





                                              Dated: July 28, 2004