Form 10QSB
period 2004-09-30
ORTHOMETRIX  INC
filed 2004-11-12
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    06-1387931
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains, NY          10604
------------------------------------------------------   -----------------
      (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code     (914) 694-2285
                                                           ---------------------

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

There were 29,825,944 shares of common stock outstanding as of November 11,
2004.

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------
                                                                September 30, 2004
                                                                ------------------

Current assets:

      Cash                                                         $     75,432
      Accounts receivable - trade                                       336,919
      Inventories                                                       159,226
      Prepaid expenses and other current assets                          55,210
                                                                   ------------
         Total current assets                                           626,787

Property and equipment, net                                              16,774
Other                                                                    11,658
                                                                   ------------
         Total Assets                                              $    655,219
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Notes payable, net of discount and accrued interest
         payable - related parties                                 $  1,655,545
      Accounts payable - trade                                          569,125
      Accrued expenses                                                   89,989
      Unearned service revenue                                            8,000
                                                                   ------------
         Total current liabilities                                    2,322,659
                                                                   ------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 29,825,944
         shares issued and outstanding                                   14,911
      Additional paid-in capital                                     38,941,783
      Accumulated deficit                                           (40,624,134)
                                                                   ------------
         Total stockholders' equity                                  (1,667,440)
                                                                   ------------
         Total Liabilities and Stockholders' Equity                $    655,219
                                                                   ============

                See notes to consolidated financial statements.

                                    2 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004             2003
                                                  ------------     ------------

Revenue                                           $    834,081     $  1,281,535
Cost of revenue                                        326,020          412,822
                                                  ------------     ------------
         Gross profit                                  508,061          868,713

Sales and marketing expense                            477,209          562,488
General and administrative expense                     716,178        1,100,466
Research and development expense                       270,162          194,019
                                                  ------------     ------------

         Operating loss                               (955,488)        (988,260)

Interest expense                                      (139,151)         (28,992)
Interest income                                            570              458
Other income                                              --              2,750
                                                  ------------     ------------

         Net loss                                 $ (1,094,069)    $ (1,014,044)
                                                  ============     ============

Basic and diluted weighted average shares           29,732,512       29,544,621
                                                  ============     ============

Basic and diluted loss per share:
         Net loss                                 $      (0.04)    $      (0.03)
                                                  ============     ============

                See notes to consolidated financial statements.

                                    3 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004             2003
                                                  ------------     ------------

Revenue                                           $    391,226     $    420,056
Cost of revenue                                        163,487          137,519
                                                  ------------     ------------
         Gross profit                                  227,739          282,537

Sales and marketing expense                            166,861          210,474
General and administrative expense                     233,900          334,206
Research and development expense                       124,905           47,828
                                                  ------------     ------------

         Operating loss                               (297,927)        (309,971)

Interest expense                                       (63,124)         (13,745)
Interest income                                            234              128
Other income                                              --              2,750
                                                  ------------     ------------

         Net loss                                 $   (360,817)    $   (320,838)
                                                  ============     ============

Basic and diluted weighted average shares           29,825,944       29,544,621
                                                  ============     ============

Basic and diluted loss per share:
         Net loss                                 $      (0.01)    $      (0.01)
                                                  ============     ============

                See notes to consolidated financial statements.

                                    4 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                                             2004           2003
                                                                         -----------    -----------

Cash Flows From Operating Activities:

Net loss                                                                 $(1,094,069)   $(1,014,044)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued for services                        7,980           --
         Amortization expense                                                 88,754         13,503
         Depreciation expense                                                  4,131          6,687
Changes in assets and liabilities:
         Decrease in accounts receivable                                     163,129        254,137
         Increase in inventories                                             (31,928)       (25,515)
         Increase in prepaid expenses and other current assets                (4,163)       (30,628)
         Increase in accounts payable                                        206,792         53,702
         (Decrease) increase in unearned service revenue                      (4,203)         5,981
         (Decrease) increase in accrued expenses and other liabilities        (2,026)         1,050
                                                                         -----------    -----------

      Net cash used in operating activities                                 (665,603)      (735,127)

Cash Flows From Investing Activities:

      Purchase of property and equipment                                        (742)       (15,917)
                                                                         -----------    -----------

      Cash used in investing activities                                         (742)       (15,917)
                                                                         -----------    -----------

Cash Flows From Financing Activities:

      Proceeds of borrowings from related parties                          1,025,000        725,000
      Repayment of borrowings from related parties                          (350,000)          --
      Exercise of stock options                                               22,656           --
                                                                         -----------    -----------

      Net cash provided by financing activities                              697,656        725,000
                                                                         -----------    -----------

Net increase (decrease) in cash                                               31,311        (26,044)

Cash at beginning of period                                                   44,121         26,044
                                                                         -----------    -----------

Cash at end of period                                                    $    75,432             $-
                                                                         ===========    ===========

                See notes to consolidated financial statements.

                                    5 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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

     During the past two fiscal years ended December 31, 2003 and 2002, the
     Company has experienced aggregate losses from continuing operations of
     $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the nine months ended September 30, 2004 the Company experienced a net loss from operating activities of $1,094,069 and a negative cash flow from operating activities of $665,603. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

                                    6 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

2.   INVENTORIES

     As of September 30, 2004, inventories consisted of the following:

                                                         September 30, 2004
                                                         ------------------
           Product kits, spare parts
              and sub-assemblies                            $      159,226
                                                            ==============

3.   CASH FLOWS

     The Company paid $24,295 and $8,079 for interest during the nine months ended September 30, 2004 and 2003, respectively.

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

5.   DISCONTINUED OPERATIONS AND CONTINGENCY

     On January 30, 2004, the Company received the remaining $500,000 of the purchase price of its bone measurement business sold to CooperSurgical
     Acquisition Corp. ("Cooper") in 2002. In addition, the Company is eligible to receive earn-out payments (up to a maximum purchase price of $12.0 million for the Asset Sale) based on Cooper's net sales over three twelve-month periods of (i) the products sold by the Company to Cooper in the Asset Sale, (ii) the McCue C.U.B.A. product and (iii) each bone measurement product (other than the Sahara Clinical Bone Sonometer of
     Hologic, Inc.) that may be acquired or introduced by Cooper during the earn-out periods. No amounts have been earned through September 30, 2004 and the Company does not anticipate receiving any additional sales proceeds from the earn-out.

     The Company leases its corporate office space located in White Plains, New
     York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

                    2004                   28,184
                    2005                   29,500
                    2006                   30,816
                    2007                   31,584
                    2008                   18,424
                                         ---------
                                         $138,508
                                         =========

                                    7 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

6.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2004, the Company borrowed
     $1,025,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.75% as of September 30, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
     (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the
     Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,385,000 shares of common stock at $0.05 per share. $181,111 of the proceeds received as of September 30, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $843,889 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30 2004, the unamortized discount on notes payable is $114,455.

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

                                                    For the Nine Months Ended
                                             September 30, 2004   September 30, 2003
                                             ------------------   ------------------

     Net loss, as reported                       $(1,094,069)         $(1,014,044)
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effect                     (33,562)             (31,552)
                                                 -----------          -----------

     Proforma net income (loss)                  $(1,127,631)         $(1,045,596)
                                                 ===========          ===========

     Basic and diluted loss per share
       As reported                               $     (0.04)         $     (0.04)
                                                 ===========          ===========
       Pro forma                                 $     (0.04)         $     (0.04)
                                                 ===========          ===========

                                    8 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

7.   STOCK-BASED COMPENSATION (CONTINUED)

     During the nine months ended September 30, 2004, the Company's board of directors approved the grant of stock options to independent consultants to purchase an aggregate of 25,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $4,565. The value of the options was recorded as consulting expense and as additional paid-in-capital.

                                    9 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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

     Liquidity and Capital Resources
     -------------------------------

     During the past two fiscal years ended December 31, 2003 and 2002, the
     Company has experienced aggregate losses from continuing operations of
     $2,966,415 and has incurred total negative cash flow from continuing operations of $3,600,911 for the same two-year period. During the nine months ended September 30, 2004 the Company experienced a net loss from operating activities of $1,094,069 and a negative cash flow from operating activities of $665,603. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit.
     The Company does not have a commitment for such financing, and there can be no guarantee that the Company will be able to attain such financing.

                                    10 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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

     The level of liquidity based on cash experienced a $31,311 increase at
     September 30, 2004, as compared to December 31, 2003. The Company's
     $697,656 provided by financing activities was substantially offset by $742 of cash used in investing activities and $665,603 of cash used in operating activities. Investing activities consisted of $742 of purchases of property and equipment. Financing activities consisted of $1,025,000 of proceeds of borrowings, $350,000 repayment of borrowings from directors and officers of the Company, and $22,656 of proceeds upon exercise of stock options.

     During the nine months ended September 30, 2004, the Company borrowed
     $1,025,000 from certain officers and directors of the Company, adding to the $1,095,000 borrowed in 2003. The Company issued notes bearing interest at prime plus one (5.75% as of September 30, 2004) which mature in one year from the date of issuance. The Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
     (i) receives at least $1,000,000 from an equity financing or (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by Cooper to the
     Company on January 30, 2004. In February 2004, $350,000 of the borrowings were repaid from the $500,000 of sale proceeds received from Cooper. The portion of the borrowings not satisfied was extended for one year. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,385,000 shares of common stock at $0.05 per share. $181,111 of the proceeds received as of September 30, 2004 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $843,889 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30 2004, the unamortized discount on notes payable is $114,455.

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

     During the nine months ended September 30, 2004, the Company's board of directors approved the grant of stock options to independent consultants to purchase an aggregate of 25,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $4,565. The value of the options was recorded as consulting expense and as additional paid-in-capital.

                                    11 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)
     -------------------------------------------

     The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative
     Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; (2) ESWT
     (Extracorporal Shock Wave Therapy) systems used for urology (lithotripsy) -
     the Genestone(TM); and (3) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the Galileo(TM) and
     Leonardo(TM) product lines. The healthcare division is continuing to work towards completion of the premarket approval application ("PMA") process for its Orbasone (TM) pain management system (ESWT), which will be added to the division's U.S. product line, upon successful completion of the process and approval by the U.S. Food and Drug Administration ("FDA"). The sports &
     fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes Mini VibraFlex(R) and the VibraFlex(R) 500. The
     VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles. There can be no assurance that these efforts will be successful.

     The Company has no current backlog of orders as of September 30, 2004.
     There are no material commitments for capital expenditures as of September
     30, 2004.

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

     Results of Operations
     ---------------------

     The Company had a net loss of $1,094,069 ($0.04 per share based on
     29,732,512 weighted average shares) for the nine months ended September 30,
     2004 compared to a net loss of $1,014,044 ($0.03 per share based on
     29,544,621 weighted average shares) for the nine months ended September 30,
     2003.

     Revenue for the nine months ended September 30, 2004 decreased $447,454 (or
     34.9%) to $834,081 from $1,281,535 for the nine months ended September 30,
     2003. The decrease in sales was primarily due to a decrease in XCT sales for the nine months ended September 30, 2004.

     Cost of revenue as a percentage of revenue was 39.1% and 32.2% for the nine months ended September 30, 2004 and 2003, respectively, resulting in a gross margin of 60.9% for the nine months ended September 30, 2004 compared to 67.8% for the nine months ended September 30, 2003. The decrease in gross margin was due to the increase in manufacturing expenses primarily attributable to the PQCT systems, which are made in Germany and affected by the continued weakness of the U.S. dollar vs. the Euro.

                                    12 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Results of Operations (Continued)
     ---------------------------------

     Sales and marketing expense for the nine months ended September 30, 2004 decreased $85,279 or (15.1%) to $477,209 from $562,488 for the nine months ended September 30, 2003. The decrease is due to the Company's decreased payroll expense.

     General and administrative expense for the nine months ended September 30,
     2004 decreased $384,288 (or 34.9%) to $716,178 from $1,100,466 for the nine months ended September 30, 2003. The decrease is primarily due to a decrease in legal fees connected to the 2003 Cooper closing.

     Research and development expense for the nine months ended September 30,
     2004 increased $76,143 (or 39.3%) to $270,162 from $194,019 for the nine months ended September 30, 2003. The increase is primarily due to the
     Orbasone system's development and clinical trials.

     Interest expense increased $110,159 (or 380.0%) to $139,151 for the nine months ended September 30, 2004 from $28,992 for the nine months ended
     September 30, 2003. Interest expense increased due to an increase in the outstanding principal balances of loans payable during the nine months ended September 30, 2004 as compared to the nine months ended September 30,
     2003.

     Recently Issued Accounting Standards
     ------------------------------------

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

                                    13 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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

     All of the Company's notes payable outstanding at September 30, 2004 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $17,700 change in annual interest expense.

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

                                    14 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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
                  Orthometrix, Inc. and David E. Baines. (C)

         10.30    $25,000 Promissory Note, dated April 27, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati. (C)

         10.31    $50,000 Promissory Note, dated April 28, 2004 between
                  Orthometrix, Inc. and First Global Services Corp. (C)

         10.32    $50,000 Promissory Note, dated May 6, 2004 between
                  Orthometrix, Inc. and Albert S. Waxman. (C)

         10.33    $50,000 Promissory Note, dated May 17, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati. (C)

         10.34    $100,000 Promissory Note, dated May 27, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati. This note replaces note dated May 27, 2003 in the amount of $100,000. (C)

                                    15 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (CONTINUED)

     (a) Exhibits (Continued):

         10.35    $50,000 Promissory Note, dated June 1, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati. (C)

         10.36    $25,000 Promissory Note, dated June 8, 2004 between
                  Orthometrix, Inc. and Yukon Associates. (C)

         10.37    $150,000 Promissory Note, dated June 10, 2004 between
                  Orthometrix, Inc. and Michael W. Huber. (C)

         10.38    $50,000 Promissory Note, dated June 23, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati. This note replaces
                  notes dated June 19, 2003 and June 23, 2003 in the amounts of
                  $30,000 and $20,000, respectively. (C)

         10.39    $10,000 Promissory Note, dated June 30, 2004 between
                  Orthometrix, Inc. and The Chrystele Bonmati Trust. (C)

         10.40    $25,000 Promissory Note, dated June 30, 2004 between
                  Orthometrix, Inc. and Andre Jacques Neusy. (C)

         10.41    $25,000 Promissory Note, dated June 30, 2004 between
                  Orthometrix, Inc. and The Arthur A. Rossler Trust Dated
                  12/30/99. (C)

         10.42    $25,000 Promissory Note, dated June 30, 2004 between
                  Orthometrix, Inc. and Ralph G. Theodore and Ellen H. Theodore
                  JTWROS. (C)

         10.43    $25,000 Promissory Note, dated August 18, 2004 between
                  Orthometrix, Inc. and Yukon Associates.

         10.44    $50,000 Promissory Note, dated August 27, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati.

         10.45    $50,000 Promissory Note, dated September 10, 2004 between
                  Orthometrix, Inc. and Michael W. Huber.

         10.46    $80,000 Promissory Note, dated September 13, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati.

         10.47    $35,000 Promissory Note, dated September 27, 2004 between
                  Orthometrix, Inc. and Reynald Bonmati.

                                    16 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

     (a) Exhibits (Continued):

         10.48    $25,000 Promissory Note, dated September 28, 2004 between
                  Orthometrix, Inc. and The Arthur A. Rossler Trust Dated
                  12/30/99.

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

                                    17 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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
               herein by reference.

          (C)  This Exhibit was previously filed as an Exhibit to the Company's
               Report on Form 10-QSB dated July 28, 2004 and is incorporated herein by reference.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the period ended September 30,
     2004.

                                    18 of 24

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2004

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

                                       ORTHOMETRIX, INC.
                                       -----------------

                                       BY: /s/ Reynald Bonmati
                                           ------------------------------------
                                           Reynald Bonmati
                                           President

                                       BY: /s/ Neil H. Koenig
                                           ------------------------------------
                                           Neil H. Koenig
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                           Dated: November 11, 2004

                                    19 of 24