Form 10KSB
period 2004-12-31
ORTHOMETRIX  INC
filed 2005-03-25
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004          Commission file No. 0-26206

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Registrant's revenues for its most recent year were $1,179,877.

The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 15, 2005 was
$5,888,254.50 based on the price of the last reported sale on the OTC Bulletin
Board.

As of March 15, 2005 there were 42,902,368 shares of the registrant's Common
Stock, par value $0.0005 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Orthometrix, Inc. Proxy Statement for the 2005 Annual Meeting of
Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this Form 10-KSB. A definitive proxy statement will be filed with the
Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----

INTRODUCTION                                                                     3

ITEM 1.                  BUSINESS                                                3

ITEM 2.                  PROPERTIES                                             15

ITEM 3.                  LEGAL PROCEEDINGS                                      15

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    15

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS                         16

ITEM 6.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                 16

ITEM 7.                  FINANCIAL STATEMENTS                                   20

ITEM 8.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE                 41

ITEM 8a                  CONTROLS AND PROCEDURES                                41

ITEMS 9, 10, 11 and 12   DOCUMENTS INCORPORATED BY REFERENCE                    42

ITEM 13.                 EXHIBITS                                               42

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES                 45

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
("Orthometrix" or the "Company" or "OMRX"), cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii)
the importance to the Company's sales growth and that regulatory approval of products be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new products and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g.,
Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (vi) the high level of competition in the rehabilitation and physical therapy markets; (vii) the high level of competition in the pain management market; (viii) changes in technology; (ix)
the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (x) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (xi)
changes that may result from health care reform in the United States may adversely affect the Company; (xii) the Company's cash flow and the results of its ongoing financing efforts; (xiii) the effect of regulation by the United
States Food and Drug Administration ("FDA") and other government agencies; (xiv)
the Company's ability to secure FDA approval to market its products; (xv) the effect of the Company's accounting policies; (xvi) the outcome of pending litigation; and (xvii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange
Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

          Orthometrix, Inc. markets, sells and services several musculoskeletal product lines used in pharmaceutical research, diagnosis and monitoring of bone and muscle disorders, sports medicine, rehabilitative medicine, physical therapy and pain management. Prior to April 11, 2002, the Company also developed, manufactured, sold and serviced a broad line of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. This line of products, which was the Company's primary business, was sold on April 11, 2002 to CooperSurgical Acquisition Corp.
("Cooper"), a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE:COO)
(the "Asset Sale"). As of April 11, 2002, the Company changed its name from
Norland Medical Systems, Inc. to Orthometrix, Inc. As a result of the Asset
Sale, the Company's subsidiaries became inactive and were subsequently dissolved in 2003.

          During the past two years, the Company has experienced aggregate losses from operations of $3,293,341 and has incurred a total negative cash flow from operations of $2,180,729 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including increased sales volume and the ability to achieve profitability on the sale of some of the
Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company has recently completed a $1,740,000 share issuance that will significantly improve the Company's liquidity for the near future. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

          On April 11, 2002, the Company sold its bone measurement business to
Cooper, the Company's exclusive distributor to U.S. physicians and group practices specializing in Obstetrics and Gynecology. The Company was entitled to receive up to a maximum of $12.0 million for the sale of substantially all its assets and the assumption of certain liabilities. The Company received $3.5 million of the purchase price at the closing of the Asset Sale. An additional
$1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the Company by Cooper during
August 2002 upon submission to the Company by Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August
2002, Cooper submitted a closing statement to the Company and notified the
Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16, 2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569.
Accordingly, the Company received a total of $673,569 out of the potential
$1,000,000 installment payable in connection with the Asset Sale to Cooper. The settlement from Cooper was received in July 2003. The full amount of the remaining $500,000 installment of the purchase price was released by Cooper to the Company on January 30, 2004, without any adjustment. The Company recorded a gain from the Asset Sale of $4.3 million during the year ending December 31,
2002.

          In addition, the Company was eligible to receive up to an additional
$7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through March 15, 2005 and the Company does not anticipate receiving any proceeds from the earn-out.

          The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative Computed
Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; and (2) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the
Galileo(TM) and Leonardo(TM) product lines, as well as the Mini VibraFlex. The healthcare division is continuing to work towards completion of the premarket approval ("PMA") process for its Orbasone(TM) pain management system (ESWT or
Extracorporal Shock Wave Therapy), which will be added to its product line upon successful completion of the study and approval of the system by the United
States Food and Drug Administration (the "FDA"). The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R)
product line. The sports & fitness division's product line includes the Mini
VibraFlex(R), the Mini VibraFlex(R) Plus and the

VibraFlex(R) 500. The Company also intends to introduce the VibraFlex Rx in the near future to replace the Galileo 2000 in the physical therapy, sports medicine and rehabilitation markets. The VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

          The Company is in the process of assembling a sales organization to market the VibraFlex equipment in the U.S. and Canada.

RECENT DEVELOPMENTS

          In February 2004, the Company introduced the VibraFlex(R) 500, the
Mini VibraFlex(R) and the Mini VibraFlex(R) Plus. Assembled in the U.S., the
VibraFlex 500 is based on the same patented technology as the Galileo 2000 and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles. The VibraFlex 500 and the Mini VibraFlex Plus have been designed for the fitness clubs and the home exercise markets. Delivery of the first VibraFlex 500 units to fitness clubs occurred in December 2004. The products are being tested by a variety of potential users but no significant orders have been received.

MARKETS AND PRODUCTS

          The Company currently offers 5 product types comprised of a total of
16 models: 6 models of pQCT systems for bone & muscle research application (XCT
Research SA, XCT Research SA+, XCT Research M, XCT Research M+, XCT Microscope,
and XCT 3000 Research); 2 models of pOCT systems for clinical application related to bone & muscle disorders (XCT 2000L and XCT 3000); 5 models of patented powered exercise systems for rehabilitation and physical therapy (Mini
VibraFlex(R), Galileo XS, Galileo Home Plus, Galileo "Kipptisch" and Galileo
2000); 1 model of human performance measurement system (Leonardo); and 2 models of VibraFlex for sports and fitness (Mini VibraFlex(R) Plus and VibraFlex(R)
500). In addition, the Company has several products under development, such as the VibraFlex Rx for sports medicine, rehabilitation and physical therapy.

The following is a description of each of the Company's product types and primary models.

1. BONE & MUSCLE DISORDERS / PHARMACEUTICAL RESEARCH

          We believe that over the past decade, peripheral Quantitative Computed
Tomography (pQCT(R)) has replaced Dual Energy Bone Absorptiometry (DEXA or DXA)
as the technology of choice for pharmaceutical research laboratories specializing in bone disorders such as osteoporosis. Unlike DXA, pQCT allows true volumetric measurement of both bones and muscles. We believe that it allows not only faster assessment of new therapeutic agents but also their impact on the entire musculoskeletal system.

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

          Stratec Medizintechnik GmbH ("Stratec"), a worldwide leader in pQCT technology, manufactures these systems in Germany and markets them in the rest of the world. North America accounts for about 80% of the worldwide research market.

2. BONE DISORDERS / DIAGNOSTIC AND MONITORING

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

XCT2000L (bone/muscle measurement at the forearm and foot/tibia);
XCT 3000 (bone/muscle measurement at the tibia and femur).

          All systems are principally marketed to the pediatrics and orthopedics specialties. Stratec, a worldwide leader in pQCT technology, manufactures these systems in Germany and markets them in the rest of the world.

          Sales, rental, and service of all pQCT systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented approximately 70% of the Company systems sales from operations during fiscal year 2004.

3. PATIENTS WITH INCONTINENCE THAT BENEFIT FROM EXERCISE

               Our target is the large incontinence market. It is well
recognized that exercise of the perineal muscles can improve their strength and reduce incontinence. The Galileo(TM) 2000 is a patented powered exercise system that allows patients with incontinence to stimulate such muscles at a rapid
(25/30 Hz) rate, providing them with the exercise that can reduce incontinence.
The Galileo systems are made by Novotec Medical GmbH ("Novotec"). The Company intends to introduce the VibraFlex Rx in the near future to replace the Galileo
2000. Unlike the Galileo 2000, the VibraFlex Rx will be manufactured for the
Company in the US by Kimchuk, Inc ("Kimchuk")

4. PATIENTS WITH DIABETES THAT BENEFIT FROM EXERCISE

          It is well known that individuals with diabetes benefit from exercise.
In particular, exercise can improve blood circulation in legs of diabetics.
Unfortunately, diabetics usually are not capable of long exercise sessions, and their exercise efforts must be predictable so proper insulin levels can be maintained. The Galileo(TM) rapid (25/30 Hz) stimulation rate, which does not tax the cardiopulmonary system, is well suited to the needs of these individuals. The Galileo allows people with diabetes to enjoy the benefits of exercise. Galileo sales accounted for approximately 25% of total systems sales from operations during fiscal year 2004. The Company intends to introduce the
VibraFlex Rx in the near future to replace the Galileo 2000. Unlike the Galileo
2000, the VibraFlex Rx will be manufactured for the Company in the U.S. by
Kimchuk.

5. REHABILITATION / PHYSICAL THERAPY

          The patented Galileo powered exercise system has already penetrated the European rehabilitation and physical therapy market. The Galileo 2000 model targets the leg and lower back. The Mini VibraFlex model targets the arm and shoulder muscles. The system now is marketed in the U.S. for the rehabilitation of muscle, tendons and ligaments, and to improve muscle strength and coordination. Like the Galileo 2000, the Mini VibraFlex system is also made by Novotec. The Company intends to introduce the VibraFlex Rx in the near future to replace the Galileo 2000. Unlike the Galileo 2000, the VibraFlex
Rx will be manufactured for the Company in the U.S. by Kimchuk.

These systems are specifically used to:

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

          The Leonardo(TM) measures various key parameters of human performance, such as force and power. It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The Leonardo system is made by Novotec. Leonardo sales accounted for less than 2% of total systems sales from operations during fiscal year 2004.

6. SPORTS AND FITNESS

          The VibraFlex is a revolutionary exercise system based on the same new and patented concept as the Galileo systems. Many European athletes and professional teams already use the Galileo as an inherent part of their training to increase muscle power (ski, soccer, volley ball, basket ball, tennis). One of the first U.S. athletes to use the Galileo system was Lance Armstrong, several times winner of the Tour de France. The Chicago White Sox baseball team was the first U.S. professional sports team to use the Galileo. The patented Galileo technology was developed for Rehabilitative Medicine and Physical Therapy to
improve various conditions affecting muscle, tendons and ligaments, improve muscle strength/coordination, and blood circulation. The VibraFlex system has been developed by the Company to make the powerful Galileo technology affordable to the sports & fitness industry and to the home exercise market. The VibraFlex
500 model targets the leg and lower back while the Mini VibraFlex Plus model targets the arm and shoulder muscles. The VibraFlex 500 model is manufactured for the Company in the U.S. by Kimchuk, and the Mini VibraFlex Plus model is manufactured for the Company by Novotec.

7. PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

     o    PAIN MANAGEMENT: Manufactured for MIP GmbH, a Swiss Corporation
          ("MIP"), under a contractual arrangement by Nippon Infrared Industries
          Co., Ltd. (Japan), the Orbasone(TM)was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21 CFR Section 890.5975)
          exempt from the 510(k) requirements of the Federal Food, Drug and
          Cosmetic Act. The Company distributed the Orbasone and began generating modest sales in fiscal year 2000. The Orbasone delivers energy waves (Extracorporeal Shock Wave Treatment or ESWT) that provide relief to patients from minor pain in soft tissues at the treatment site, which is typically, the foot, ankle, elbow or shoulder. The 30 to 40 minute treatment sessions are delivered to patients under the supervision and care of a physician such as an orthopedic surgeon or podiatrist. On June 21, 2000, the FDA informed
          MIP that the FDA erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result, the Company suspended sales of the Orbasone pending FDA review of the product in June 2000. The FDA determined that the Orbasone was a Class
          III device requiring pre-market approval ("PMA"). During 2002, the
          Company acquired the rights to manufacture the Orbasone under license from MIP and initiated a clinical study as part of the PMA process.
          The Company is continuing to work towards completion of the PMA process for its Orbasone pain management system, which will be added to the U.S. product line upon successful completion of the process and approval by the FDA. The Orbasone is marketed by MIP in Europe and
          Asia, but not yet available for sale in the U.S.

     o    DIABETES: The Company intends to conduct clinical studies to quantify the benefits of exercising with the VibraFlex for patients at various stages of the disease (neuropathy).

     o    SPINAL CORD INJURIES: The first major U.S. rehabilitation center to use the Galileo was the Rusk Institute for Rehabilitative Medicine of
          New York University Medical Center. In addition to routine motor and cardiac rehabilitation situations, our Galileo system is being studied in various patient populations, including those with Parkinson's disease and spinal cord injuries. The Company intends to introduce the
          VibraFlex Rx when available, to be utilized in these situations.

SALES, MARKETING AND CUSTOMER SERVICE

          The Company currently employs one Sales Manager for Rehabilitation /
Fitness, one Sales Administration Manager, one full-time pQCT Sales Applications
Consultant, one Marketing Manager and two Service Engineers.

          The Company sells pQCT Research systems and pQCT Clinical systems directly to its customers, whether they are research or clinical institutions.
For Galileo, VibraFlex and Leonardo sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The
Company also sells directly to its customers in those markets where the Company does not have third party sales representatives. The Company's sales staff is responsible for the support and supervision of independent sales representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company is in the process of expanding its network of independent sales representatives to make use of the country's large market of rehabilitation centers, physical therapists and fitness facilities. The Company has also started an effort to recruit a network of international distributors.

          Marketing efforts are focused primarily on supporting the Sales
Manager for Rehabilitation / Fitness and the pQCT Sales Applications Consultant
in their direct sales and management of sales representatives, managing sales requests received on the Company's websites, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web sites.

          The Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers' warranty), as well as extended warranty contracts. The Company provides warranty services to its customers. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement.

          The Company has no obligation to provide any other services to its third party independent sales representatives or other customers. However, the
Company does offer non-warranty services and a range of other product support services in cooperation with its third-party independent sales representatives.
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

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

          The Galileo, Leonardo and the Mini VibraFlex products marketed by the
Company were developed and are manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Galileo and Mini
VibraFlex products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in
Novotec.

          Some components are manufactured in accordance with specifications that are specific to the Galileo, Leonardo and Mini VibraFlex products and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that Novotec has sufficient capacity to supply the Company's need for
Galileo, Leonardo and Mini VibraFlex products for at least the next 12 months.

          The VibraFlex 500 product marketed by the Company was developed by the
Company and is manufactured for the Company by Kimchuk, Inc. at its facilities located in Connecticut. Manufacturing consists primarily of testing components, forming and painting of plastic covers, final assembly and quality assurance testing. The Company is dependent on Kimchuk to manufacture the VibraFlex 500 product that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Kimchuk.

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
To date there have been no delays in production which have had a material adverse effect on the Company. The Company believes that Kimchuk has sufficient capacity to supply the Company's need for the VibraFlex 500 product for at least the next 12 months.

PAIN MANAGEMENT SYSTEMS

          In 2002, the Company acquired rights to manufacture the Orbasone under a license from MIP and has since retained Kimchuk to manufacture the Orbasone in the U.S. for the U.S. and Canadian markets. The manufacturing of the Orbasone consists primarily of procuring and testing components, final assembly and quality assurance testing. If and when the Orbasone receives market clearance, the Company will be dependent on several component manufacturers to supply sufficient components for the Orbasone systems, and on Kimchuk to assemble such components, in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in MIP or Kimchuk.

          Some components are produced in accordance with specifications that are specific to the Orbasone and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

DISTRIBUTION AGREEMENTS

          Following the sale of its bone measurement business, the Company focused exclusively on its musculoskeletal products. The following parties have provided to the Company rights to market, sell and service certain products:

STRATEC

          The Company and Stratec are parties to an exclusive agreement dated
October 1, 1999 with respect to the marketing, sales and service of pQCT systems in North America. Under the terms of the four-year distribution agreement, the
Company may purchase products from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2004, the agreement with Stratec was renewed for one year, and will be renewed automatically on every October 1st for a one-year term until the Company elects to terminate the agreement.

NOVOTEC

          The Company and Novotec are parties to an exclusive agreement dated
October 1, 1999 with respect to the marketing, sales and service of Galileo and
Leonardo systems in North America. Under the terms of the four-year distribution agreement, the Company may purchase products from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2004, the agreement with Novotec was renewed for one year, and will be renewed automatically on every October 1st for a one-year term until the Company elects to terminate the agreement.

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
In the research market, the range, accuracy and precision of measurements are the principal competitive factors. Despite the absence of directly similar products, there are a number of competing approaches and products that compete with the pQCT products. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the pQCT products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to continue to compete successfully in this market. The Company sold its traditional DXA-based technology to CooperSurgical on April 11, 2002 and can receive earn-out payments based on the net sales of certain products over a three-year period from May 1,
2002 to April 30, 2005. No amounts have been earned through March 15, 2005 and the Company does not anticipate that it will receive any sales proceeds from the earn-out.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

          The Galileo and VibraFlex products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the
Galileo products and has already received certain patents, namely in Germany and in the U.S. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength. Many of the
Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The
Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo and VibraFlex products. Such competitors may be more successful in marketing such products.
There can be no assurance that the Company will be able to compete successfully in this market.

          The Company's primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. Other smaller companies, such as Power Plate are marketing products that compete directly with the Galileo 2000 and the VibraFlex 500. There can be no assurance that the Company's competitors will fail to develop and market products that make use of the Galileo's and VibraFlex's novel approach or that are lower priced or better performing as compared to the Galileo or VibraFlex products.

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

          The Company's primary competitors for the sales of pain management systems are HealthTronics, Inc., Donier MedTech and Siemens AG, which have products that have already obtained premarket approval, as well as Storz
Medical, MTS Medical Technologies & Services GmbH, and other companies that have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Orbasone was classified in August 1998 as a Class I therapeutic vibrator (21CFR Section
890.5975) exempt from the 510 (k) requirements of the Federal Food, Drug and
Cosmetic Act. However, on June 21, 2000, the FDA informed MIP that it erred in its 1998 decision and rescinded its determination that the Orbasone was an exempt product. As a result the Company suspended sales of the Orbasone pending
FDA review of the product. The FDA determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North
America to seek PMA approval for the Orbasone, and to manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market, but the Company continues to seek approval.

THIRD PARTY REIMBURSEMENT

Bone densitometry products and pain management systems

          Outside of the research market, the pQCT bone densitometry products marketed by the Company are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, who are regulated in the United States by federal and state authorities and who typically bill and are dependent upon various third party payers, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of the
Company's products. The Health Care Financing Administration ("HCFA")
establishes new reimbursement codes and recommended reimbursement rates effective January 1 of each calendar year. On several occasions, HCFA has affected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. However, the current sales volume of
pQCT equipment subject to reimbursement are no longer significant to our
Company.

          Postoperative pain management is reimbursed under limited
circumstances. There can be no assurance that HCFA or other third party payers will reimburse patients for pain management systems and pain treatment sessions involving the Orbasone system.

Musculoskeletal development products

          As with general exercise equipment which requires no professional supervision, the Galileo and VibraFlex series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payers. However, as with other exercise equipment used during an exercise session provided by a licensed physical therapy provider, sessions using the Galileo and VibraFlex series may be reimbursed under various reimbursement codes for which HCFA establishes recommended reimbursement rates effective January 1 of each calendar year. On several occasions, HCFA has affected increases and decreases in its recommended reimbursement rates and has made changes in the types of sessions eligible for reimbursement. There can be no assurance that HCFA will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

          The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone) marketed by the Company in the U.S. were classified by the
FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA informed MIP that it erred in its classification of the Orbasone and the Company suspended marketing of the
Orbasone. The FDA determined that the Orbasone is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek
PMA for the Orbasone, and to manufacture, market, sell and service the Orbasone.

The Company is currently seeking PMA for the Orbasone. The Galileo and VibraFlex musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer
Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the FDA regarding the classification of the Galileo for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k) premarket notification requirements.

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

BACKLOG

          Backlog consists of signed purchase orders received by the Company from its customers. The Company has no current backlog orders as of December 31,
2004. The Company's ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

EMPLOYEES

          At March 15, 2005, the Company had 7 employees and 3 consultants, of whom 4 were engaged in direct sales and marketing activities. The remaining employees and consultants are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2. PROPERTIES

          The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 102, White Plains, New York 10604. Effective
August 1, 2003, the Company amended its lease for office space expiring on July
31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2005           29,500
2006           30,816
2007           31,584
Thereafter     18,424
             --------
             $110,324
             ========

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Over-The-Counter Bulletin
Board under the symbol "OMRX.OB". Prior to September 23, 1998, the Company's
Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of
Common Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods. The following prices reflect inter-dollar prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          PERIOD FROM JANUARY 1, 2003 THROUGH DECEMBER 31, 2003:

                  High    Low
                 -----   -----
First Quarter    $0.06   $0.04
Second Quarter    0.05    0.04
Third Quarter     0.06    0.03
Fourth Quarter    0.05    0.03

          PERIOD FROM JANUARY 1, 2004 THROUGH DECEMBER 31, 2004:

                  High    Low
                 -----   -----
First Quarter    $0.13   $0.05
Second Quarter    0.20    0.10
Third Quarter     0.19    0.10
Fourth Quarter    0.53    0.18

          As of March 15, 2005, the sales price per share of Common Stock, as reported by the Over-The-Counter Bulletin Board, was $.50.

          As of February 17, 2005 there were approximately 89 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

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

          The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company recognizes revenues in accordance with invoice terms, typically when products are shipped. Products are covered by warranties provided by the Company's vendors. Therefore, no warranty reserve is required on products sold by the Company. The Company provides estimated inventory allowances for slow-moving and obsolete inventory based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The Company provides allowances for uncollectible receivable amounts based on current assessment of collectability. If collectability is less favorable than those projected by management, additional allowances for uncollectability may be required. The
Company has recorded a valuation allowance to eliminate its deferred tax assets.
The Company limited the amount of tax benefits recognizable from these assets based on an evaluation of the amount of the assets that are expected to be ultimately realized. An adjustment to income could be required if the Company were to determine it could realize its deferred tax assets.

Liquidity and Capital Resources

          During the past two years, the Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the
Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. In February and March 2005, the Company completed a $1,740,000 share issuance that will improve the Company's liquidity for the near future. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

          The level of liquidity based on cash experienced a $44,121 decrease at
December 31, 2004, as compared to December 31, 2003. The Company's $1,120,123 of net cash used in operating activities and $3,204 of cash used in investing activities was offset by the $1,079,206 of cash provided by financing activities. Investing activities consisted of $3,204 of purchases of property and equipment. Financing activities consisted of $995,000 of proceeds of borrowings from directors and officers of the Company, $405,000 of proceeds of borrowings from unaffiliated individuals and $29,206 from the exercise of stock options partially offset by $350,000 of repayments of the borrowings.

          Interest on the borrowings is payable at prime plus one (6.00% at
December 31, 2004.) The notes are due one year after the date of issuance. In
February 2004, $350,000 of borrowings were repaid from the $500,000 post closing installment of sale proceeds received from Cooper. Effective December 31, 2004,
$1,545,000 of borrowings were converted into 5,492,995 shares of common stock, eliminating the need of the Company to pay interest expense. Of the remaining
$600,000 loan balance, $500,000 was repaid and $100,000 due to an officer was used to purchase him 400,000 shares, par value $.0005 per share. The remaining
$600,000 balance was satisfied by a portion of the proceeds received from the
March 2005 share issuance.

               The Company markets, sells and services a wide range of
proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative
Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; and (2) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine -
the Galileo(TM) and Leonardo(TM) product lines, as well as the Mini
VibraFlex(R). The healthcare division is continuing to work towards completion of the premarket approval application ("PMA") process for its Orbasone(TM) pain management system (ESWT or Extracorporal Shock Wave Therapy), which will be added to its product line upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). The
sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes the Mini VibraFlex(R), the Mini VibraFlex(R) Plus and the
VibraFlex(R) 500. The Company also intends to introduce the VibraFlex Rx in the near future to replace the Galileo 2000 in the physical therapy, sports medicine and rehabilitation markets. The VibraFlex products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

          The Company has no current backlog of orders as of December 31, 2004.
There are no material commitments for capital expenditures as of December 31,
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

Results of Operations

          The Company had a net loss of $1,944,185 ($0.06 per share based on
31,235,286 weighted average shares) for the year ended December 31, 2004 compared to net loss of $1,349,156 ($0.05 per share based on 29,544,621 weighted average shares) for the year ended December 31, 2003.

          Revenue for the year ended December 31, 2004 decreased $392,876 (or
24.9%) to $1,179,877 from $1,572,753 from the comparable period of fiscal 2003.
The decrease in revenue was primarily due to a decrease in XCT sales during
2004.

          Cost of revenue as a percentage of revenue was 44.8% and 32.4% for the year ended December 31, 2004 and 2003, respectively, resulting in a gross margin of 55.2% for the year ended December 31, 2004 compared to 67.6% for the comparable period of 2003. The decrease in gross margin was due to a decrease in
XCT sales in 2004.

          Sales and marketing expense for the year ended December 31, 2004 increased $8,682 (or 1.2%) to $727,982 from $719,300 for the year ended December
31, 2003. The increase is due to the Company's efforts to continue to market its product lines in 2004.

          General and administrative expense for the year ended December 31,
2004 decreased $188,930 (or 13.7%) to $1,193,740 from $1,382,670 for the year ended December 31, 2003. The decrease was primarily due to a decrease in professional fees and rent.

          Research and development expense for the year ended December 31, 2004 increased $122,570 (or 46.6%) to $385,697 from $263,127 for the year ended
December 31, 2003. The increase was primarily due to increased expenses incurred as a result of the Orbasone PMA process.

          Interest expense increased $237,475 (or 463.6%) to $288,705 for the year ended December 31, 2004 from $51,230 for the year ended December 31, 2003.
Interest expense increased as a result of the difference in the conversion price and fair value of the stock issued upon conversion of the notes payable and due to an increase in the outstanding principal balances of the loans payable the
Company maintained during the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003.

New Accounting Pronouncements

               In December 2004, the Financial Accounting Standards Board
("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No.
123R"). The revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December
15, 2005 for small business issuers. The Company does not plan to adopt SFAS No.
123R prior to its first quarter of fiscal 2006. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company's consolidated results of operations. The company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the
Black-Scholes options-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

Quantitative and Qualitative Disclosures of Market Risk

          The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

          All of the Company's notes payable outstanding at December 31, 2004 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $6,000 change in annual interest expense.

ITEM 7. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      21

Financial Statements:

Balance Sheet as of December 31, 2004                                        22

Statements of Operations for the years ended
   December 31, 2004 and 2003                                                23

Statements of Changes in Stockholders' Deficit
   for the years ended December 31, 2004 and 2003                            24

Statements of Cash Flows for the years ended
   December 31, 2004 and 2003                                                25

Notes to Financial Statements                                                26

                        Report of Independent Registered
                             Public Accounting Firm

Stockholders and Board of Directors of
Orthometrix, Inc.:

We have audited the accompanying balance sheet of Orthometrix, Inc. (the
"Company") as of December 31, 2004 and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years ended
December 31,2004. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthometrix, Inc. as of
December 31, 2004, and the results of their operations and their cash flows for each of the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Radin, Glass & Co., LLP

New York, New York
February 3, 2005

----------

                                ORTHOMETRIX, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004

ASSETS
Current assets:
   Accounts receivable - trade                                     $    149,775
   Inventories                                                          120,460
   Prepaid expenses and other current assets                            107,796
                                                                   ------------
      Total current assets                                              378,031
Property and equipment, net                                              17,756
Other                                                                    11,658
                                                                   ------------
      Total Assets                                                 $    407,445
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade                                        $    527,826
   Accrued expenses                                                     143,729
   Unearned service revenue                                               7,510
   Related party loans                                                  566,403
                                                                   ------------
      Total current liabilities                                       1,245,468
                                                                   ------------
Stockholders' deficit:
   Common stock - 35,710,939 shares issued and outstanding and
      45,000,000 shares authorized                                       17,854
   Additional paid-in capital                                        40,618,373
   Accumulated deficit                                              (41,474,250)
                                                                   ------------
      Total stockholders' deficit                                      (838,023)
                                                                   ------------
      Total Liabilities and Stockholders' Deficit                  $    407,445
                                                                   ============

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004          2003
                                                      -----------   -----------
Revenue                                               $ 1,179,877   $ 1,572,753
Cost of revenue                                           528,809       508,969
                                                      -----------   -----------
   Gross profit                                           651,068     1,063,784
Sales and marketing expense                               727,982       719,300
General and administrative expense                      1,193,740     1,382,670
Research and development expense                          385,697       263,127
                                                      -----------   -----------
   Operating loss                                      (1,656,351)   (1,301,313)
Interest expense                                         (288,705)      (51,230)
Interest income                                               334           528
Other income                                                  537         2,859
                                                      -----------   -----------
Net loss                                              $(1,944,185)  $(1,349,156)
                                                      ===========   ===========
Basic and diluted weighted average shares              31,235,286    29,544,621
                                                      ===========   ===========
Basic and diluted loss per share                      $     (0.06)  $     (0.05)
                                                      ===========   ===========

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             Additional
                                                                   Common     Paid-In      Accumulated
                                         Shares        Total       Stock      Capital        Deficit
                                       ----------   -----------   -------   -----------   ------------

Balance as of December 31, 2002        29,544,621   $   506,690   $14,771   $38,672,828   $(38,180,909)
Warrants issued as compensation
   to non-employees in connection
   with notes payable                          --        57,348        --        57,348             --
Net Loss                                       --    (1,349,156)       --            --     (1,349,156)
                                       ----------   -----------   -------   -----------   ------------
Balance as of December 31, 2003        29,544,621      (785,118)   14,771    38,730,176    (39,530,065)
Warrants issued as compensation to
   non-employees in connection with
   notes payable                               --       332,622        --       332,622             --
Stock options and warrants issued as
   compensation to non-employees               --        31,650        --        31,650             --
Stock options and warrants exercised      356,323        29,206       178        29,028             --
Stock issued as compensation to
   employees                              317,000        65,937       159        65,778             --
Notes converted to stock                5,492,995     1,431,865     2,746     1,429,119             --
Net Loss                                       --    (1,944,185)       --            --     (1,944,185)
                                       ----------   -----------   -------   -----------   ------------
Balance as of December 31, 2004        35,710,939   $  (838,023)  $17,854   $40,618,373   $(41,474,250)
                                       ==========   ===========   =======   ===========   ============

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               2004          2003
                                                           -----------   -----------

Cash Flows From Operating Activities:
Net loss                                                   $(1,944,185)  $(1,349,156)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Stock issued as compensation to non-employees                65,937            --
   Stock options and warrants issued as compensation
      to non-employees                                          31,650            --
   Amortization expense                                        160,197        23,096
   Depreciation expense                                          5,611         9,871
   Fair value of stock at conversion                            47,789            --
Changes in assets and liabilities:
   Decrease in accounts receivable                             350,273       840,102
   Decrease in inventories                                       6,838       (69,150)
   Increase in prepaid expenses and other current assets       (56,749)      (22,440)
   Increase (decrease) in accounts payable                     165,495      (171,034)
   Increase (decrease) in accrued expenses                      57,359       (58,371)
   Decrease in unearned service revenue                         (4,693)         (782)
   Decrease in other liabilities                                (5,645)     (262,742)
                                                           -----------   -----------
      Net cash used in operating activities                 (1,120,123)   (1,060,606)
                                                           -----------   -----------
Cash Flows From Investing Activities:
   Purchase of property and equipment                           (3,204)      (16,317)
                                                           -----------   -----------
      Net cash used in investing activities                     (3,204)      (16,317)
                                                           -----------   -----------
Cash Flows From Financing Activities:
   Proceeds of borrowings from unrelated parties               405,000            --
   Proceeds of borrowings from related parties                 995,000     1,095,000
   Repayment of borrowings from related parties               (350,000)           --
   Exercise of stock options                                    29,206            --
                                                           -----------   -----------
      Net cash provided by financing activities              1,079,206     1,095,000
                                                           -----------   -----------
Net (decrease) increase in cash                                (44,121)       18,077
Cash at beginning of year                                       44,121        26,044
                                                           -----------   -----------
Cash at end of year                                        $        --   $    44,121
                                                           ===========   ===========
Supplemental disclosure of cash flow information
   Cash paid for interest                                  $    50,398   $    15,479
                                                           ===========   ===========
   Cash paid for income taxes                              $     2,574   $     9,175
                                                           ===========   ===========

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

     During the past two years, the Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company has recently completed a $1,740,000 share issuance that will significantly improve the
     Company's liquidity for the near future. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     The Company offers one-year warranties on both hardware and software components of its bone densitometry systems (except for computer systems, if any, which are covered under their respective manufacturers' warranty).
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

     Stock-based Compensation

     Stock-based compensation related to employees and directors is accounted for in accordance with Accounting Principles Board Opinion Number 25
     "Accounting for Stock Issued to Employees". Stock-based compensation related to non-employees is accounted for in accordance with SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation".

     Inventory

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

     Property and Equipment

     Furniture and fixtures are recorded at cost and are depreciated using the straight-line method over three to seven years.

     The Company's demonstration systems used for marketing and customer service purposes are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to an appropriate entity. In such cases, the Company will carry the device at cost less amortization, with amortization calculated on a straight-line basis over thirty-six months or expense the device if appropriate.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses of approximately $31,100 and $300 were incurred for the years 2004 and 2003, respectively, and are included in sales and marketing expense.

     Research and Development

     Research and development costs are charged to operations as incurred.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Income (Loss) per Share

     Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

     Options to purchase 3,432,500 and 3,150,000, shares of common stock were outstanding at December 31, 2004, and 2003, respectively, but were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

     Concentration of Credit Risk

     During 2004, approximately 48% of total sales was derived from the
     Company's four largest customers. During 2003, there were no significant customers. The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. The Company sells to customers in various geographic territories worldwide.

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
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Segment Reporting

     The Company has one reportable segment. The Company evaluates performance based on operating income, which is income before interest and non-operating items.

     Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The
     revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No.
     123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period.
     SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 for small business issuers. The Company does not plan to adopt SFAS No. 123R prior to its first quarter of fiscal 2006. The Company expects that the adoption of SFAS
     No. 123R will have a negative impact on the Company's consolidated results of operations. The company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the
     Black-Scholes options-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

3.   DISCONTINUED OPERATIONS AND CONTINGENCY

     On April 11, 2002, the Company sold its bone measurement business to
     CooperSurgical Acquisition Corp., ("Cooper") a wholly-owned subsidiary of the Cooper Companies, Inc. The Company was entitled to receive up to a maximum of $12.0 million for the sale (the "Asset Sale"). The Company received $3.5 million of the purchase price at the closing of the Asset
     Sale. An additional $1.0 million of the remaining purchase price (plus or minus any required purchase price adjustment) was to be released to the
     Company by Cooper during August 2002 upon submission to the Company by
     Cooper of a closing statement setting forth the value of the net assets and liabilities of the transferred business in the Asset Sale as of the closing date of the Asset Sale. In August 2002, Cooper submitted a closing statement to the Company and notified the Company of a downward adjustment to the purchase price based on Cooper's purported valuation of the net assets and liabilities of the transferred business. Based on its downward adjustment, Cooper paid approximately $405,000 to the Company on August 16,
     2002. The Company did not agree with Cooper's valuation of the applicable net assets and liabilities and, accordingly, did not agree with Cooper's downward purchase price adjustment. The Company and Cooper were unable to settle the disagreement and have engaged an independent accounting firm to provide a binding resolution of such disagreement. During June 2003 the arbitrator settled the disagreement in favor of the Company for $268,569.
     Accordingly, the Company received a total of $673,569 out of the potential
     $1,000,000 installment payable in connection with the Asset Sale to Cooper.
     The settlement from Cooper was received in July 2003. The remaining
     $500,000 installment of the purchase price was received on January 30,
     2004.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

3.   DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED)

     In addition, the Company was eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through December 31, 2004 and the Company does not anticipate that it will receive any sales proceeds from the earn-out.

4.   DISTRIBUTION AGREEMENTS:

     STRATEC

     The Company and Stratec are parties to an exclusive agreement dated October
     1, 1999 with respect to the marketing, sales and service of pQCT systems in
     North America. Under the terms of the four-year distribution agreement, the
     Company may purchase products from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2004, the agreement with
     Stratec was renewed for one year, and will be renewed automatically on every October 1st for a one-year term until the Company elects to terminate the agreement.

     NOVOTEC

     The Company and Novotec are parties to an exclusive agreement dated October
     1, 1999 with respect to the marketing, sales and service of Galileo and
     Leonardo systems in North America. Under the terms of the four-year distribution agreement, the Company may purchase products from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October
     1, 2004, the agreement with Novotec was renewed for one year, and will be renewed automatically on every October 1st for a one-year term until the
     Company elects to terminate the agreement.

     MIP

     The Company and MIP are parties to a product approval and licensing agreement dated February 12, 2002 with respect to the Orbasone system.
     Under the terms of the agreement, MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone, and to assemble, manufacture, market, sell and service the Orbasone. The Orbasone has not yet been approved by the FDA for sale in the U.S. market.

5.   INVENTORIES:

     Inventories at December 31, 2004 consist of products kits, spare parts and sub-assemblies.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

6.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of December 31, 2004:

     Furniture and fixtures     $ 139,208
     Accumulated depreciation    (121,452)
                                ---------
                                $  17,756
                                =========

7.   STOCKHOLDERS' EQUITY (DEFICIT):

     Effective with stockholder approval received on June 2, 1999, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. The
     Company has authorized 1,000,000 shares of preferred stock, par value
     $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2004 and 2003, there was no preferred stock outstanding.

8.   COMPENSATION PROGRAMS:

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   COMPENSATION PROGRAMS (CONTINUED):

     Stock Option Plan (Continued)

     The amended and restated 1994 Stock Option Plan includes 3,000,000 shares of Common Stock reserved for issuance. Options are issued to employees and non-employees at the discretion of the Board of Directors. During 2004,
     795,000 options were issued as compensation to employees. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to
     Employees," in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's Common Stock on the date of grant.

     Under the 2000 Non-Employee Directors' Stock Option Plan (the "Board
     Plan"), which has 1,000,000 shares of common stock reserved for issuance to non-employee directors and consultants, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director's first election to the Board of Directors and a grant to acquire
     5,000 shares is effective on the date of the director's reelection to the
     Board of Directors. During 2004, 295,000 options were issued to non-employee directors and consultants.

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
     Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2004 or 2003.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   COMPENSATION PROGRAMS (CONTINUED):

     Stock Option Plan (Continued)

     The following is a summary of options related to the 1994 Stock Option Plan and the Board Plan as of December 31:

                                                                 Range of                   Range of
                                                                  Option                     Option
                                                                  Prices                     Prices
                                                     2004       Per Share        2003       Per Share
                                                  ---------   -------------   ---------   ------------

     Options outstanding at beginning of year     3,150,000   $ 0.02 - 0.67   2,958,500   $0.02 - 0.05
     Cancellations                                 (620,000)  $ 0.02 - 0.17    (198,000)  $0.02 - .531
     Granted                                      1,090,000   $0.055 - 0.30     389,500   $0.02 - 0.05
     Exercised                                     (187,500)  $0.02 - 0.531          --             --
                                                  ---------   -------------   ---------   ------------
     Options outstanding at end of year           3,432,500                   3,150,000
                                                  =========                   =========
     Options exercisable at end of year           2,195,438                   1,591,688
                                                  =========                   =========
     Options available for grant at end of year     380,000                     850,000
                                                  =========                   =========

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   COMPENSATION PROGRAMS (CONTINUED):

     Stock Option Plan (Continued)

     The following table summarizes information about significant groups of stock options outstanding at December 31, 2004:

                         Options Outstanding                         Options Exercisable
              -----------------------------------------   -----------------------------------------
                                           Weighted                                    Weighted
                Weighted                    Average         Weighted                    Average
                Average                    Remaining        Average                    Remaining
Exercisable     Options     Exercise   Contractual Life     Options     Exercise   Contractual Life
   Prices     Outstanding     Price        in Years       Exercisable     Price        in Years
-----------   -----------   --------   ----------------   -----------   --------   ----------------

 $.02 -.05     1,121,250      $.048            8            467,000       $.048            8
  .055           495,000       .055            4            495,000        .055            4
  .06 -.13       620,000       .082            7            330,000        .078            7
  .15            856,250       .150            6            855,938        .150            6
  .17            175,000       .17             9                 --        .17             9
  .20             60,000       .20             9                 --        .20             9
  .30             45,000       .30            10                 --        .30            10
  .531            10,000       .531            5             10,000        .531            5
  .67             50,000       .670            7             37,500        .670            7

     Had compensation expense for the Company's 2004 and 2003 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for
     Stock-Based Compensation", the Company's net loss and loss per common share for 2004 and 2003 would approximate the pro forma amounts below:

                                                2004          2003
                                            -----------   -----------
     Net loss:
        As reported                         $(1,944,185)  $(1,349,156)
        Stock-based employee compensation       (65,752)      (41,396)
                                            -----------   -----------
        Pro forma                           $(2,009,937)  $(1,390,552)
                                            ===========   ===========
     Loss per share:
        As reported - Basic and diluted           (0.06)        (0.05)
        Pro forma - Basic and diluted             (0.06)        (0.05)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2004 and 2003:
     dividend yield of 0%, risk-free weighted average interest rate of 5%, expected volatility factor of 132% and an expected option term of 10 years.
     The weighted average fair value at date of grant for options granted during
     2004 and 2003 was $.17 and $0.05 per option, respectively.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   COMPENSATION PROGRAMS (CONTINUED):

     401(k) Plan

     Pursuant to the Orthometrix, Inc. Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the
     Company makes a contribution at the rate of 25 cents on the dollar.
     Contributions are subject to applicable limitations contained in the
     Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $13,623 and $5,428 for the years ended
     December 31, 2004 and 2003, respectively.

9.   INCOME TAXES:

     The Company did not record a provision for income tax expense for the years ended December 31, 2004 and 2003 since any provision would be offset by the
     Company's NOL carryforwards.

          Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

                                       2004    2003
                                       ----   -----
          Statutory income tax rate     (34%) (34.0%)
          Valuation allowance          42.0    42.0
          State income taxes, net of
             Federal benefit           (8.0)   (8.0)
                                       ----    ----
                                        0.0%    0.0%
                                       ====    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of December 31 are summarized below:

                                                2004
                                            -----------
     Deferred tax assets and liabilities:
        Accrued liabilities                 $     3,581
     Valuation allowance                         (3,581)
                                            -----------
        Net current deferred tax assets              --
                                            -----------
        Net operating loss carryforwards     (7,100,094)
     Valuation allowance                     (7,100,094)
                                            -----------
     Net noncurrent deferred tax assets              --
                                            -----------
        Total deferred tax assets           $        --
                                            -----------

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

9.   INCOME TAXES (CONTINUED):

     Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2004 and 2003, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the
     Company recorded a valuation allowance to reduce the deferred tax assets.

     The Company has utilizable federal and state net operating loss carryforwards of approximately $16,904,985 at December 31, 2004 for income tax purposes, which expire in 2008 through 2023.

10.  COMMITMENTS AND CONTINGENCIES:

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

     2005      29,500
     2006      30,816
     2007      31,584
     2008      18,424
             --------
             $110,324
             ========

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

11.  RELATED PARTY TRANSACTIONS:

     TRANSACTIONS WITH CERTAIN DIRECTORS AND OFFICERS

     During 2004, the Company borrowed $995,000 from several directors and officers of the Company and issued notes bearing interest at prime plus one
     (6% as of December 31, 2004) which mature one year from date of issuance.
     In addition, the Company borrowed $405,000 from unaffiliated individuals under the same terms and conditions.

     For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
     (i) receives at least $1,000,000 to $5,000,000 from an equity financing or
     (ii) sells substantially all of its assets. In addition, for the $500,000 of notes issued from August 2003 through November 2003, the Company was obligated to prepay the principal amount within 10 days upon the Company receiving the remaining $500,000 from the Asset Sale, which was released by
     Cooper to the Company on January 30, 2004. In February 2004, $350,000 of
     the borrowings were repaid from the $500,000 of sale proceeds received from
     Cooper. As additional compensation, the Company granted the note holders five-year warrants to purchase up to 1,360,000 shares of common stock at
     $0.05 per share.

     As of December 31, 2004, $376,910 of the remaining proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $223,090 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31 2004, the unamortized discount on the notes payable is $33,597. During 2004 and 2003, the Company recorded interest expense of $288,705 and $51,230, respectively.

     In December 2004, the Board of Directors authorized the Company to offer to the holders of certain promissory notes issued by the Company the right to convert such notes into shares of the Company's common stock, par value
     $.0005 per share. In a letter dated December 15, 2004, the Company offered the holders of such notes the right to convert $2,145,000 of such notes into shares of common stock at $0.2813 per share, which price is equal to
     80% of the weighted average price of the common stock during the period commencing November 15, 2004 and ending December 15, 2004. The promissory notes would mature at various intervals through January 2006. Each of the note holders were given the right to accept the Company's offer by returning such holder's note (marked "cancelled") to the Company.

     Holders of such notes elected to convert $1,545,000 of notes (the "Total
     Conversion Amount") to Common Stock. Of the Total Conversion Amount,
     $1,235,000 were notes held by either officers, directors or affiliates of the Company. (Of the remaining $600,000 of outstanding notes, $455,000 are held by officers and directors of the Company.) The notes that were converted did not have a beneficial conversion feature.

     Effective December 31, 2004, the Company converted the entire principal amounts (i.e., $1,545,000) of the promissory notes described above into
     5,492,995 shares of common stock. The difference between the fair value price of the common stock on the date of conversion as compared to the conversion price is $47,789 and is recorded as interest expense and paid in capital.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

11.  RELATED PARTY TRANSACTIONS (CONTINUED):

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

     In January 2004, the Company granted a Director of the Company a warrant to purchase up to 50,000 shares of Common Stock at $0.05 per share in connection with the renewal for one year of an expired note. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $3,415. The value of the warrants was recorded as interest expense and as additional paid-in capital.

     In November 2004, the Company granted a consultant warrants to purchase up to 75,000 shares of Common Stock at $0.36 per share for consulting services in lieu of his monthly retainer. The value of the warrants were based on the application of the Black-Scholes option pricing model valued at
     $23,670. The value of the warrants was recorded as consulting expense and as additional paid-in capital.

     In December 2004, the Company granted an Officer 317,000 shares of common stock at $0.26 per share for services rendered. The value of the stock was based on a 20% discount valued at $65,937. The value of the stock was recorded as consulting expense, common stock, and additional paid-in capital.

     TRANSACTIONS WITH BIONIX

     The Company and Bionix, a company of which Reynald G. Bonmati, the
     President and Chairman of the Board of the Company is President, were parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from
     contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company had the right to purchase and sell the pQCT and Galileo systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company had the right to purchase and sell the Genestone 190 systems and products. During fiscal year 2002, the Company purchased from Bionix systems and products equal to approximately $4,500. Following the asset sale to Cooper, the
     Company focused exclusively on its musculoskeletal products and all Bionix rights from MIP were assigned to the Company for one dollar. Such rights also include the exclusive and perpetual authority, right and license in
     North America to seek PMA approval for the Orbasone, and to assemble, manufacture, market, sell and service the Orbasone. The Orbasone systems and products have not yet been approved by the U.S. Food and Drug
     Administration for sale in the U.S.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

12.  SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

     During 2004, approximately 48% of total sales was derived from the
     Company's four largest customers. During 2003, there were no significant customers. The Company's largest customers are medical device distributors.

     The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                 2004                 2003
                          ------------------   ------------------

     Pacific Rim          $       --      --%  $      175     .01%
     Europe/Middle East        3,000     .26           --      --
     Latin America             8,257     .70           --      --
     Canada                   13,597    1.15      238,000   15.14

     Export Sales                 --      --           --      --
     Domestic Sales        1,155,023   97.89    1,334,578   84.85
                          ----------   -----   ----------   -----
                          $1,179,877   100.0%  $1,572,753   100.0%
                          ==========   =====   ==========   =====

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                         2004 Quarters
                              -------------------------------------------------------------------
                                 First         Second        Third         Fourth        Total
                              -----------   -----------   -----------   -----------   -----------

Revenue                       $   168,387   $   274,468   $   391,226   $   345,796   $ 1,179,877
Gross Profit                       94,679       185,643       227,739       143,007       651,068
Operating loss                   (385,313)     (272,248)     (297,927)     (700,863)   (1,656,351)
Net loss                         (424,225)     (309,028)     (360,817)     (802,326)   (1,944,185)

Weighted average shares:
Basic and diluted              29,544,621    29,825,944    29,825,944    31,235,286    31,235,286
Basic and diluted per share   $     (0.01)        (0.01)        (0.01)        (0.03)        (0.06)

                                                         2003 Quarters
                              -------------------------------------------------------------------
                                 First         Second        Third         Fourth        Total
                              -----------   -----------   -----------   -----------   -----------

Revenue                       $   500,160   $   361,319   $   420,056   $   291,218   $ 1,572,753
Gross Profit                      345,871       240,305       282,537       195,071     1,063,784
Operating loss                   (306,186)     (372,103)     (309,971)     (313,053)   (1,301,313)
Net loss                         (312,098)     (381,108)     (320,838)     (335,112)   (1,349,156)

Weighted average shares:
Basic and diluted              29,544,621    29,544,621    29,544,621    29,544,621    29,544,621
Basic and diluted per share         (0.02)        (0.01)        (0.01)        (0.01)        (0.05)

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

14.  SUBSEQUENT EVENTS (UNAUDITED)

     On February 25, 2005, the Company entered into a Securities Purchase
     Agreement with Rock Creek Investment Partners, L.P. Pursuant to such agreement, the Company sold 2,321,429 of the Company's common shares of beneficial interest, par value $.0005 per share, for an aggregate purchase price of $650,000, to Rock Creek Investment Partners, L.P.

     On March 3, 2005 the Company entered into a Securities Purchase Agreement with Psilos Group Partners II SBIC, L.P. Pursuant to such agreement, the
     Company sold 4,000,000 of the Company's common shares of beneficial interest, par value $.0005 per share, for an aggregate purchase price of
     $1,000,000, to Psilos Group Partners II SBIC, L.P. Albert S. Waxman, a
     director of Orthometrix, is a partner of Psilos Group Partners II SBIC,
     L.P.

     On March 4, 2005, of the remaining $600,000 loan balance, $500,000 was repaid and $100,000 due to an officer was used to purchase him 400,000 shares, par value $.0005 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE

NONE

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

                                    PART III

ITEMS 9, 10, 11, AND 12

The information required under these items is contained in the Company's Proxy
Statement relating to its 2005 Annual Meeting of Stockholders, which Proxy
Statement will enclose this Form 10-K and is being filed with the Securities and
Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

ITEM 13. EXHIBITS

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

      10.4   $405,000 Promissory Note, dated January 31, 2004, between
             Orthometrix, Inc. and Reynald Bonmati. This note replaces notes dated August 20, 2003; August 26, 2003; September 12, 2003;
             September 26, 2003; November 7, 2003; January 16, 2004 and January
             23, 2004 in the amounts of $25,000 ($20,000 of which has been paid off); $10,000; $40,000; $25,000;$250,000; $50,000 and $25,000,
             respectively. (B)

      10.5   $50,000 Promissory Note, dated April 1, 2004, between Orthometrix,
             Inc. and David E. Baines. (C)

      10.6   $50,000 Promissory Note, dated April 28, 2004, between Orthometrix,
             Inc. and First Global Services Corp. (C)

      10.7   $25,000 Promissory Note, dated June 30, 2004, between Orthometrix,
             Inc. and Ralph G. Theodore and Ellen H. Theodore JTWROS. (C)

ITEM 13. EXHIBITS
     (Continued)

     10.8    $50,000 Promissory Note, dated October 18, 2004, between
             Orthometrix, Inc. and Farooq Kathwari.

     10.9    $20,000 Promissory Note, dated November 8, 2004, between
             Orthometrix, Inc. and John Utzinger.

     10.10   $50,000 Promissory Note, dated December 6, 2004, between
             Orthometrix, Inc. and Reynald Bonmati.

     10.11   Securities Purchase Agreement, dated February 25, 2005, between
             Orthometrix, Inc. and Rock Creek Investment Partners, L.P.

     10.12   Securities Purchase Agreement, dated March 3, 2005, between
             Orthometrix, Inc. and Psilos Group Partners II SBIC, L.P.

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

     (B)  This Exhibit was previously filed as an Exhibit to the Company's
          Report on Form 10-QSB dated March 25, 2004 and is incorporated herein by reference.

     (C)  This Exhibit was previously filed as an Exhibit to the Company's
          Report on Form 10-QSB dated May 17, 2004, as is incorporated herein by reference.

     (D)  This Exhibit was previously filed as an Exhibit to the Company's
          Report on Form 8-K dated April 15, 2002, as is incorporated herein by reference.

ITEM 13. EXHIBITS
     (Continued)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     1.   Audit Fees - The aggregate fees for the years ended December 31, 2004 and 2003 for professional services rendered by Radin, Glass & Co., LLP for the audit of annual financial statements and review of financial statements included in any Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements are approximately $30,250 in 2003 and $28,500 in 2004.

     2.   Audit-Related Fees - The registrant did not pay any audit-related fees during the years ended December 31, 2004 and 2003 that are not reported under paragraph 1 above.

     3.   Tax Fees - The registrant did not pay any fees during the years ended
          December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

     4.   All Other Fees - The registrant did not pay any other fees during the years ended December 31, 2004 and 2003 other than those reported in paragraphs 1 through 3 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White
Plains, New York, on the 24th day of March, 2005.

                                         ORTHOMETRIX, INC.

                                         By: /s/ Reynald Bonmati
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

           Signature               Capacity In Which Signed            Date
----------------------------   --------------------------------   --------------

/s/ Reynald G. Bonmati             Chairman of the Board and      March 24, 2005
----------------------------   President (Principal Executive
Reynald G. Bonmati                  Officer); and Director

/s/ Neil H. Koenig                  Chief Financial Officer       March 24, 2005
----------------------------   (Principal Financial Officer and
Neil H. Koenig                   Principal Accounting Officer)

           Signature               Capacity In Which Signed            Date
----------------------------   --------------------------------   --------------

/s/ Michael W. Huber                       Director               March 24, 2005
----------------------------
Michael W. Huber

/s/ William Orr                            Director               March 24, 2005
----------------------------
William Orr

/s/ Albert S. Waxman                       Director               March 24, 2005
----------------------------
Albert S. Waxman

