Form 10QSB
period 2005-03-31
ORTHOMETRIX  INC
filed 2005-05-13
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 06-1387931
-------------------------------------------    ---------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

106 Corporate Park Drive, Suite 102, White Plains, NY               10604
------------------------------------------------------    ----------------------
     (Address of principal executive office)                     (Zip Code)

        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Fof the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 42,952,368 shares of common stock outstanding as of May 13, 2005.

                                     1 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEET (UNAUDITED)

ASSETS
------                                                                          March 31, 2005
                                                                           -------------------------

Current assets:

      Cash                                                                 $                739,897
      Accounts receivable - trade                                                           134,916
      Inventories                                                                           147,245
      Prepaid expenses and other current assets                                             155,044
                                                                           -------------------------
         Total current assets                                                             1,177,102

Property and equipment, net                                                                  16,490
Other                                                                                        11,658
                                                                           -------------------------
         Total Assets                                                      $              1,205,250
                                                                           =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Accounts payable - trade                                              $               335,628
      Accrued expenses                                                                      134,400
      Unearned income                                                                        99,650
      Unearned service revenue                                                               19,760
                                                                           -------------------------

         Total current liabilities                                                          589,438
                                                                           -------------------------

Stockholders' equity:
      Common stock - par value $.0005 per share,
         45,000,000 shares authorized, and 42,902,368
         shares issued and outstanding                                                       21,450
      Additional paid-in capital                                                         42,613,477
      Accumulated deficit                                                               (42,019,115)
                                                                           -------------------------

         Total stockholders' equity                                                         615,812
                                                                           -------------------------

         Total Liabilities and Stockholders' Equity                        $              1,205,250
                                                                           =========================

                       See notes to financial statements.

                                    2 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                         MARCH 31,                MARCH 31,
                                                            2005                     2004
                                                    ---------------------    ---------------------

Revenue                                             $            470,980     $            168,387
Cost of revenue                                                  174,330                   73,708
                                                    --------------------     --------------------
         Gross profit                                            296,650                   94,679

Sales and marketing expense                                      350,633                  154,826
General and administrative expense                               316,555                  225,935
Research and development expense                                 135,242                   99,231
                                                    ---------------------    ---------------------

         Operating loss                                         (505,780)                (385,313)
                                                    ---------------------    ---------------------

Interest expense                                                 (40,329)                 (39,100)
Interest income                                                    1,244                      188
                                                    ---------------------    ---------------------

Net loss                                            $           (544,865)    $           (424,225)
                                                    =====================    =====================

Basic and diluted weighted average shares                     37,935,677               29,544,621
                                                    =====================    =====================

Basic and diluted loss per share:
      Net loss                                      $              (0.01)    $              (0.01)
                                                    =====================    =====================

                       See notes to financial statements.

                                    3 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,               MARCH 31,
                                                                           2005                     2004
                                                                    ----------------------   ---------------------

Cash Flows From Operating Activities:

Net loss                                                            $            (544,865)   $           (424,225)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued to non-employees                       153,050                       -
         Amortization expense                                                      33,597                  19,264
         Depreciation expense                                                       1,266                   1,377
Changes in assets and liabilities:
         Decrease in accounts receivable                                           14,859                 496,315
         (Increase) decrease in inventories                                       (26,785)                 26,445
         Increase in prepaid expenses and other current assets                    (47,248)                 (2,450)
         (Decrease) increase in accounts payable                                 (192,198)                  5,546
         (Decrease) increase in accrued expenses                                   (9,329)                 27,602
         Increase (decrease) in unearned service revenue                           12,250                  (4,853)
         Increase in unearned income                                               99,650                       -
         Decrease in other liabilities                                                  -                  (5,645)
                                                                    ----------------------   ---------------------

      Net cash (used in) provided by operating activities                        (505,753)                139,376
                                                                    ----------------------   ---------------------

Cash Flows From Investing Activities:

      Purchases of Property and Equipment                                               -                    (742)
                                                                    ----------------------   ---------------------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                               (500,000)               (350,000)
      Proceeds of borrowings from related parties                                       -                 225,000
      Proceeds for issuance of common stock                                     1,740,000                       -
      Exercise of stock options                                                     5,650                       -
                                                                    ----------------------   ---------------------

      Cash provided by (used in) financing activities                           1,245,650                (125,000)

Net increase in cash                                                              739,897                  13,634

Cash at beginning of period                                                             -                  44,121
                                                                    ----------------------   ---------------------

Cash at end of period                                               $             739,897    $             57,755
                                                                    ======================   =====================

                       See notes to financial statements.

                                    4 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.   BASIS OF PRESENTATION AND GOING CONCERN
     ---------------------------------------

     The financial statements of Orthometrix, Inc. (formerly Norland Medical
     Systems, Inc.) (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, and included in the Company's Report on
     Form 10-KSB as filed with the Securities and Exchange Commission on March
     25, 2005. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

     During the past two fiscal years ended December 31, 2004 and 2003, the
     Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the three months ended March 31, 2005 the
     Company experienced a net loss from operating activities of $544,865 and a negative cash flow from operating activities of $505,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company completed a
     $1,740,000 share issuance in the first quarter of 2005. This will significantly improve the Company's liquidity for the near future. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

                                    5 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

2.   INVENTORIES
     -----------

     As of March 31, 2005, inventories consisted of $147,245 of product kits, spare parts and sub-assemblies.

3.   CASH FLOWS
     ----------

     The Company paid $37,053 and $14,013 for interest during the three months ended March 31, 2005 and 2004, respectively.

4.   INCOME TAXES
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

5.   DISCONTINUED OPERATIONS AND CONTINGENCY
     ---------------------------------------

     On January 30, 2004, the Company received the remaining $500,000 installment of the purchase price of its bone measurement business sold to
     CooperSurgical Acquisition Corp. ("Cooper") in 2002. In addition, the
     Company was eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through May 13, 2005 and the Company will not receive any sales proceeds from the earn-out.

     The Company leases its corporate office space located in White Plains, New
     York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

             2005                                29,500
             2006                                30,816
             2007                                31,584
             2008                                18,424
                                             ----------
                                             $  110,324
                                             ==========

                                    6 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     During the three months ended March 31, 2005, there were no borrowings from officers and directors of the Company, as compared to the $995,000 borrowed from several officers and directors of the Company and $405,000 borrowed from unaffiliated individuals in 2004. The Company issued notes in 2004 bearing interest at prime plus one (6% as of December 31, 2004) which mature one year from the date of issuance and have all been repaid as of
     March 31, 2005.

     In December 2004, the Board of Directors authorized the Company to offer to the holders of certain promissory notes issued by the Company the right to convert such notes into shares of Common Stock. Holders of such notes elected to convert $1,545,000 of notes (the "Total Conversion Amount") into
     5,492,995 shares of Common Stock at $0.28 per share. Of the Total
     Conversion Amount, $1,300,000 were notes held by Michael W. Huber
     ($350,000), Neil H. Koenig ($120,000), Reynald G. Bonmati ($660,000),
     Andre-Jacques Neusy (120,000), Albert S. Waxman ($50,000), officers and directors of the Company. The notes that were converted did not have a beneficial conversion feature.

     On February 25, 2005, the Company entered into a Securities Purchase
     Agreement with Rock Creek Investment Partners, L.P. Pursuant to such agreement, the Company sold 2,321,429 shares of Common Stock at $0.28 per share for an aggregate purchase price of $650,000 to Rock Creek Investment
     Partners, L.P. The market price of the Common Stock on February 25, 2005 was $0.33.

     On March 3, 2005 the Company entered into a Securities Purchase Agreement with Psilos Group Partners II SBIC L.P and Reynald Bonmati. Pursuant to
     such agreement, the Company sold 4,000,000 shares of Common Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos Group Partners II
     SBIC L.P., of which Dr. Waxman (one of our directors) is Senior Managing
     Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of $100,000 to Reynald G. Bonmati, an officer and director of the company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. The market price of the Common Stock on
     March 3, 2005 was $0.43.

     On March 4, 2005, the Company repaid the remaining $500,000 loan balance to
     Reynald G. Bonmati ($305,000), William Orr ($50,000), David E. Baines
     ($50,000), Ralph G Theodore and Ellen H Theodore JTWROS ($25,000), John
     Utzinger ($20,000), and Farooq Kathwari ($50,000), officers, directors, and affiliates of the Company.

     On March 11, 2005, the Company granted to a consultant a warrant to purchase up to 500,000 shares of Common Stock at $0.33 per share in consideration for the assistance with the financial structuring of the
     Company. The value of the warrants were based on the application of the
     Black-Scholes option pricing model and valued at $144,600. The value of the warrants was recorded as consulting expense and as additional paid-in capital.

                                    7 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

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
     The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period. Had the compensation cost for stock options granted to employees been determined using the fair value method, consistent with SFAS
     123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for the three months ended March 31, 2005 and 2004 would approximate the pro forma amounts as follows:

                                                           For the Three Months Ended
                                                       ---------------------------------
                                                       March 31, 2005     March 31, 2004
                                                       --------------     --------------

      Net loss, as reported                            $     (544,865)     $    (424,225)
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effect                              (9,475)            (6,953)
                                                       --------------     --------------

      Proforma net loss                                $     (554,340)     $    (431,178)
                                                       ==============     ==============

      Basic and diluted loss per share
           As reported                                 $        (0.01)      $      (0.01)
                                                       ==============      =============
           Pro forma                                   $        (0.01)      $      (0.01)
                                                       ==============      =============

     During the three months ended March 31, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 30,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $8,452. The value of options was recorded as consulting expense and additional paid-in capital.

                                    8 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
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

           Liquidity and Capital Resources
           -------------------------------

           During the past two fiscal years ended December 31, 2004 and 2003, the Company has experienced aggregate losses from operations of
           $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the three months ended March 31, 2005 the Company experienced a net loss from operating activities of $544,865 and a negative cash flow from operating activities of $505,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The
           Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The
           Company completed a $1,740,000 share issuance in the first quarter of
           2005. This will significantly improve the Company's liquidity for the near future.

                                    9 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
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

          The level of liquidity based on cash experienced a $739,897 increase at March 31, 2005, as compared to December 31, 2004. The Company's
          $505,753 used in operating activities was substantially offset by
          $1,245,650 of cash provided by financing activities. Financing activities consisted of $500,000 repayment of borrowings from directors and officers of the Company, $1,740,000 proceeds for issuance of common stock, and $5,650 exercise of stock options.

          During the three months ended March 31, 2005, there were no borrowings from officers and directors of the Company, as compared to the $995,000 borrowed from several officers and directors of the
          Company and $405,000 borrowed from unaffiliated individuals in 2004.
          The Company issued notes in 2004 bearing interest at prime plus one
          (6% as of December 31, 2004) which mature one year from the date of issuance and have all been repaid as of March 31, 2005.

          In December 2004, the Board of Directors authorized the Company to offer to the holders of certain promissory notes issued by the
          Company the right to convert such notes into shares of Common Stock.
          Holders of such notes elected to convert $1,545,000 of notes (the
          "Total Conversion Amount") into 5,492,995 shares of Common Stock at
          $0.28 per share. Of the Total Conversion Amount, $1,300,000 were notes held by Michael W. Huber ($350,000), Neil H. Koenig ($120,000),
          Reynald G. Bonmati ($660,000), Andre-Jacques Neusy (120,000), Albert
          S. Waxman ($50,000), officers and directors of the Company. The notes that were converted did not have a beneficial conversion feature.

          On February 25, 2005, the Company entered into a Securities Purchase
          Agreement with Rock Creek Investment Partners, L.P. Pursuant to such agreement, the Company sold 2,321,429 shares of Common Stock at $0.28 per share for an aggregate purchase price of $650,000 to Rock Creek
          Investment Partners, L.P. The market price of the Common Stock on
          February 25, 2005 was $0.33.

          On March 3, 2005 the Company entered into a Securities Purchase
          Agreement with Psilos Group Partners II SBIC L.P and Reynald G.
          Bonmati. Pursuant to such agreement, the Company sold 4,000,000 shares of Common Stock at $0.25 per share for a purchase price of
          $1,000,000 to Psilos Group Partners II SBIC L.P., of which Dr. Waxman
          (one of our directors) is Senior Managing Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of
          $100,000 to Reynald G. Bonmati, an officer and director of the company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati.
          The Company sold an additional 360,000 shares of Common Stock for
          $90,000 in conjunction with this offering. The market price of the
          Common Stock on March 3, 2005 was $0.43.

          On March 4, 2005, the Company repaid the remaining $500,000 loan balance to Reynald G. Bonmati ($305,000), William Orr ($50,000),
          David E. Baines ($50,000), Ralph G Theodore and Ellen H Theodore
          JTWROS ($25,000), John Utzinger ($20,000), and Farooq Kathwari
          ($50,000), officers, directors, and affiliates of the Company.

                                    10 of 21

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
          ----------------------------------------------------------------------

          Liquidity and Capital Resources (Continued)
          -------------------------------------------

          On March 11, 2005, the Company granted to a consultant a warrant to purchase up to 500,000 shares of Common Stock at $0.33 per share in consideration for the assistance with the financial structuring of the Company. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $144,600. The value of the warrants was recorded as consulting expense and as additional paid-in capital.

          During the three months ended March 31, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 30,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $8,452. The value of options was recorded as consulting expense and additional paid-in capital.

          The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral
          Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications
          (including for bone disorders and human performance)- the XCT(TM)
          product line; and (2) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the
          Galileo(TM) and Leonardo(TM) product lines, as well as the Mini
          VibraFlex(R). The healthcare division is continuing to work towards completion of the premarket approval ("PMA") process for its
          Orbasone(TM) pain management system (ESWT or Extracorporal Shock Wave
          Therapy), which will be added to its product line upon successful completion of the study and approval of the system by the United
          States Food and Drug Administration (the "FDA"). The Company has
          received approval in Canada in the first quarter of 2005 to market and sell the Orbasone(TM) for treatment of plantar fasciitis. The sports & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes the Mini
          VibraFlex(R), the Mini VibraFlex(R) Plus and the VibraFlex(R) 500.
          The Company also intends to introduce the VibraFlex(R) Rx in the near future to replace the Galileo 2000 in the physical therapy, sports medicine and rehabilitation markets. The VibraFlex(R) products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

          The Company has no current backlog of orders as of March 31, 2005.
          There are no material commitments for capital expenditures as of
          March 31, 2005.

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
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
          ----------------------------------------------------------------------

          Results of Operations
          ---------------------

          The Company had a net loss of $544,865 ($0.01 per share based on
          37,935,677 weighted average shares) for the three months ended March
          31, 2005 compared to a net loss of $424,225 ($0.01 per share based on
          29,544,621 weighted average shares) for the three months ended March
          31, 2004.

          Revenue for the three months ended March 31, 2005 increased $302,593
          (or 179.7%) to $470,980 from $168,387 for the three months ended
          March 31, 2004. The increase in sales was primarily due to an increase in VibraFlex(R) and XCT(TM) sales for the three months ended
          March 31, 2005.

          Cost of revenue as a percentage of revenue was 37.0% and 43.8% for the three months ended March 31, 2005 and 2004, respectively, resulting in a gross margin of 63.0% for the three months ended March
          31, 2005 compared to 56.2% for the three months ended March 31, 2004.
          The increase in gross margin was due to obtaining a higher sales price of certain products during the three months ended March 31,
          2005.

          Sales and marketing expense for the three months ended March 31, 2005 increased $195,807 or (126.5%) to $350,633 from $154,826 for the three months ended March 31, 2004. The increase is due to the
          Company's increased commission and consulting expenses.

          General and administrative expense for the three months ended March
          31, 2005 increased $90,620 (or 40.1%) to $316,555 from $225,935 for the three months ended March 31, 2004. The increase was primarily due to an increase in legal fees associated with the Company's financing transactions.

          Research and development expense for the three months ended March 31,
          2005 increased $36,011 (or 36.3%) to $135,242 from $99,231 for the three months ended March 31, 2004. The increase was primarily due to increased expenses incurred for the development of the Orbasone.

          Interest expense increased $1,229 (or 3.1%) to $40,329 for the three months ended March 31, 2005 from $33,046 for the three months ended
          March 31, 2004. Interest expense increased as a result of the amortization of the remaining discount due to the repayment of all outstanding principal balances of loans payable in March 2005.

                                    12 of 21

                               ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
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

                                    13 of 21

                               ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

ITEM 3.    CONTROLS AND PROCEDURES
           -----------------------

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

                                    14 of 21

                               ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

ITEM 6. EXHIBITS

        (a)  Exhibits:

             10.11       Securities Purchase Agreement, dated February 25, 2005,
                         between Orthometrix, Inc. and Rock Creek Investment
                         Partners, L.P. (A)

             10.12       Securities Purchase Agreement, dated March 3, 2005,
                         between Orthometrix, Inc. and Psilos Group Partners II
                         SBIC, L.P. and Reynald G. Bonmati. (A)

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

             (A)         This Exhibit was previously filed as an Exhibit to the
                         Company's Report on Form 10-KSB dated March 15, 2005
                         and is incorporated herein by reference.

                                    15 of 21

                               ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2005
                           --------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORTHOMETRIX, INC.

                                    BY: /s/ Reynald G. Bonmati
                                        ----------------------------------------
                                        Reynald G. Bonmati
                                        President

                                    BY: /s/ Neil H. Koenig
                                        ----------------------------------------
                                        Neil H. Koenig
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        Dated:     May 13, 2005

                                    16 of 21