Form 10KSB/A
period 2004-12-31
ORTHOMETRIX  INC
filed 2005-08-04
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
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

                         Commission file number 0-26206
                                                -------

                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                    06-1387931
----------------------------------------------------         -------------------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

106 Corporate Park Drive, Suite 102, White Plains, NY                10604
-----------------------------------------------------           ----------------
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

Orthometrix, Inc. (formerly Norland Medical Systems, Inc.) (the "Company") is filing an Amended Form 10-QSB/A (the "Amendment") to amend its quarterly report for the period ended March 31, 2005, as filed with the Securities and Exchange
Commission on May 13, 2005 (the "Original Filing"). The purpose of this
Amendment is to restate the statement of operations due to a discount on shares issued to an officer that had not been recorded on the Original Filing. The adjustment is as follows: $72,000 discount on the 400,000 shares issued to Mr.
Bonmati is recorded as compensation expense and as additional paid-in-capital.

                                     1 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

BALANCE SHEET (UNAUDITED)

ASSETS
------
                                                           March 31, 2005
                                                           --------------
Current assets:

    Cash                                                   $     739,897
    Accounts receivable - trade                                  134,916
    Inventories                                                  147,245
    Prepaid expenses and other current assets                    155,044
                                                           --------------
       Total current assets                                    1,177,102

Property and equipment, net                                       16,490
Other                                                             11,658
                                                           --------------
       Total Assets                                        $   1,205,250
                                                           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

    Accounts payable - trade                                $    335,628
    Accrued expenses                                             134,400
    Unearned income                                               99,650
    Unearned service revenue                                      19,760
                                                           --------------
       Total current liabilities                                 589,438
                                                           --------------

Stockholders' equity:

    Common stock - par value $.0005 per share,
       45,000,000 shares authorized, and 42,902,368
       shares issued and outstanding                              21,450
    Additional paid-in capital                                42,685,477
    Accumulated deficit                                      (42,091,115)
                                                           --------------
       Total stockholders' equity                                615,812
                                                           --------------
       Total Liabilities and Stockholders' Equity          $   1,205,250
                                                           ==============

                       See notes to financial statements.

                                    2 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                 MARCH 31,          MARCH 31,
                                                    2005              2004
                                               --------------    --------------

Revenue                                        $     470,980     $     168,387
Cost of revenue                                      174,330            73,708
                                               --------------    --------------
         Gross profit                                296,650            94,679

Sales and marketing expense                          350,633           154,826
General and administrative expense                   388,555           225,935
Research and development expense                     135,242            99,231
                                               --------------    --------------

         Operating loss                             (577,780)         (385,313)
                                               --------------    --------------

Interest expense                                     (40,329)          (39,100)
Interest income                                        1,244               188
                                               --------------    --------------

Net loss                                       $    (616,865)    $    (424,225)
                                               ==============    ==============

Basic and diluted weighted average shares         37,935,677        29,544,621
                                               ==============    ==============

Basic and diluted loss per share:
    Net loss                                   $       (0.02)    $       (0.01)
                                               ==============    ==============

                       See notes to financial statements.

                                    3 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,        MARCH 31,
                                                                       2005             2004
                                                                   -------------   -------------

Cash Flows From Operating Activities:

Net loss                                                           $   (616,865)   $   (424,225)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued to non-employees             153,050               -
         Non cash compensation                                           72,000               -
         Amortization expense                                            33,597          19,264
         Depreciation expense                                             1,266           1,377
Changes in assets and liabilities:
         Decrease in accounts receivable                                 14,859         496,315
         (Increase) decrease in inventories                             (26,785)         26,445
         Increase in prepaid expenses and other current assets          (47,248)         (2,450)
         (Decrease) increase in accounts payable                       (192,198)          5,546
         (Decrease) increase in accrued expenses                         (9,329)         27,602
         Increase (decrease) in unearned service revenue                 12,250          (4,853)
         Increase in unearned income                                     99,650               -
         Decrease in other liabilities                                        -          (5,645)
                                                                   -------------   -------------

      Net cash (used in) provided by operating activities              (505,753)        139,376
                                                                   -------------   -------------

Cash Flows From Investing Activities:

      Purchases of Property and Equipment                                     -            (742)
                                                                   -------------   -------------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                     (500,000)       (350,000)
      Proceeds of borrowings from related parties                             -         225,000
      Proceeds for issuance of common stock                           1,740,000               -
      Exercise of stock options                                           5,650               -
                                                                   -------------   -------------

      Cash provided by (used in) financing activities                 1,245,650        (125,000)

Net increase in cash                                                    739,897          13,634

Cash at beginning of period                                                   -          44,121
                                                                   -------------   -------------

Cash at end of period                                              $    739,897    $     57,755
                                                                   =============   =============


                       See notes to financial statements.

                                    4 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND GOING CONCERN

     The financial statements of Orthometrix, Inc. presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB/A and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, and included in the Company's
     Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 25, 2005. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

     During the past two fiscal years ended December 31, 2004 and 2003, the
     Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the three months ended March 31, 2005 the
     Company experienced a net loss from operating activities of $616,865 and a negative cash flow from operating activities of $505,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                     5 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

2.   INVENTORIES

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
                                             ----------
                                             $ 110,324
                                             ==========

                                     6 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

6.   RELATED PARTY TRANSACTIONS

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
     Andre-Jacques Neusy (120,000), and Albert S. Waxman ($50,000), officers and directors of the Company. The notes that were converted did not have a beneficial conversion feature.

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

     On March 3, 2005 the Company entered into a Securities Purchase Agreement with Psilos Group Partners II SBIC L.P ("Psilos") and Reynald Bonmati.
     Pursuant to such agreement, the Company sold 4,000,000 shares of Common
     Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos, of which Dr. Waxman, a director of the Company, is Senior Managing Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of $100,000 to Reynald G. Bonmati, an officer and director of the
     Company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. On December
     15, 2004, the Company's Board of Directors ("the Board") authorized the commencement of negotiations with Psilos and other parties regarding the private sale of shares of the Company's Common Stock. The Board determined that a sale price equal to the average closing price over the 30 day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average price was approximately $0.28 per share. When Psilos was ready to close the transaction on March 3, 2005, such discounted average price had decreased to approximately $0.24 per share. The parties agreed to price the deal at $0.25 per share, with Psilos being issued 4,000,000 shares. At the request of Psilos, Mr. Bonmati accepted to purchase 400,000 shares on the same terms. The Board unanimously authorized and ratified the transaction, with the related parties abstaining from the vote. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. None of the investors of the 360,000 shares were employees or officers of the Company. The market price of the Common Stock on March
     3, 2005 was $0.43. The discount on the 4,000,000 shares issued to Psilos did not relate, in any part, to compensation for director services for Dr.
     Waxman. The $72,000 discount on the 400,000 shares issued to Mr. Bonmati was recorded as compensation expense and as additional paid-in capital.

                                     7 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

6.   RELATED PARTY TRANSACTIONS (CONTINUED)

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

                                                   For the Three Months Ended
                                                 -------------------------------
                                                 March 31, 2005   March 31, 2004
                                                 --------------   --------------

     Net loss, as reported                        $  (616,865)     $  (424,225)
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effect                       (9,475)          (6,953)
                                                  ------------     ------------

     Proforma net loss                            $  (626,340)     $  (431,178)
                                                  ============     ============

     Basic and diluted loss per share
          As reported                             $     (0.02)     $     (0.01)
                                                  ============     ============
          Pro forma                               $     (0.02)     $     (0.01)
                                                  ============     ============

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

                                     8 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The matters discussed in this Form 10-QSB/A contain certain forward-looking statements and involve risks and uncertainties
          (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form
          10-QSB/A and the other filings with the Securities and Exchange
          Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

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

          Liquidity and Capital Resources

          During the past two fiscal years ended December 31, 2004 and 2003, the
          Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of
          $2,180,729 for the same two-year period. During the three months ended
          March 31, 2005 the Company experienced a net loss from operating activities of $616,865 and a negative cash flow from operating activities of $505,753. The Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company completed a
          $1,740,000 share issuance in the first quarter of 2005. This will significantly improve the Company's liquidity for the near future.

                                     9 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

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
          Bonmati ($660,000), Andre-Jacques Neusy (120,000), and Albert S.
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

                                    10 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          On March 3, 2005 the Company entered into a Securities Purchase
          Agreement with Psilos Group Partners II SBIC L.P ("Psilos") and
          Reynald Bonmati. Pursuant to such agreement, the Company sold
          4,000,000 shares of Common Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos, of which Dr. Waxman, a director of the
          Company, is Senior Managing Member, and sold 400,000 shares of Common
          Stock at $0.25 per share, for a purchase price of $100,000 to Reynald
          G. Bonmati, an officer and director of the Company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. On December 15, 2004, the Company's Board of Directors ("the Board") authorized the commencement of negotiations with Psilos and other parties regarding the private sale of shares of the Company's Common Stock. The Board determined that a sale price equal to the average closing price over the 30 day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average price was approximately $0.28 per share. When
          Psilos was ready to close the transaction on March 3, 2005, such discounted average price had decreased to approximately $0.24 per share. The parties agreed to price the deal at $0.25 per share, with
          Psilos being issued 4,000,000 shares. At the request of Psilos, Mr.
          Bonmati accepted to purchase 400,000 shares on the same terms. The
          Board unanimously authorized and ratified the transaction, with the related parties abstaining from the vote. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. None of the investors of the 360,000 shares were employees or officers of the Company. The market price of the Common
          Stock on March 3, 2005 was $0.43. The discount on the 4,000,000 shares issued to Psilos did not relate, in any part, to compensation for director services for Dr. Waxman. The $72,000 discount on the 400,000 shares issued to Mr. Bonmati was recorded as compensation expense and as additional paid-in capital.

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

                                    11 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

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

                                    12 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

          Results of Operations

          The Company had a net loss of $616,865 ($0.02 per share based on
          37,935,677 weighted average shares) for the three months ended March
          31, 2005 compared to a net loss of $424,225 ($0.01 per share based on
          29,544,621 weighted average shares) for the three months ended March
          31, 2004.

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

          General and administrative expense for the three months ended March
          31, 2005 increased $162,620 (or 72.0%) to $388,555 from $225,935 for the three months ended March 31, 2004. The increase was primarily due to an increase in legal fees and non cash compensation expense associated with the Company's financing transactions.

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

                                    13 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

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

                                    14 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

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

          There has been no change in the Company's internal controls over financial reporting during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the
          Company's internal control over financial reporting.

                                    15 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

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

                                    16 of 22

                                ORTHOMETRIX, INC.
                          FORM 10-QSB/A MARCH 31, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORTHOMETRIX, INC.

                                       BY:  /s/ Reynald G. Bonmati
                                            ---------------------------------
                                            Reynald G. Bonmati
                                            President

                                       BY:  /s/ Neil H. Koenig
                                            ---------------------------------
                                            Neil H. Koenig
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                            Dated:  August 2, 2005

                                    17 of 22