Form 10QSB
period 2005-06-30
ORTHOMETRIX  INC
filed 2005-08-05
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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



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


        Registrant's telephone number, including area code (914) 694-2285
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

There were 43,657,368 shares of common stock outstanding as of August 2, 2005.

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

                                     1 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEET (UNAUDITED)



ASSETS                                                                                    June 30, 2005
                                                                                     -------------------------

Current assets:

      Cash                                                                           $                282,796
      Accounts receivable - trade                                                                     133,780
      Inventories                                                                                     176,936
      Prepaid expenses and other current assets                                                       136,364
                                                                                     -------------------------

         Total current assets                                                                         729,876

Property and equipment, net                                                                            16,895
Other                                                                                                  11,658
                                                                                     -------------------------

         Total Assets                                                                $                758,429
                                                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable - trade                                                        $               440,514
      Accrued expenses                                                                                 27,624
      Unearned service revenue                                                                         13,713
                                                                                     -------------------------

         Total current liabilities                                                                    481,851
                                                                                     -------------------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         75,000,000 shares authorized, and 42,952,368
         shares issued and outstanding                                                                 21,475
      Additional paid-in capital                                                                   42,687,952
      Accumulated deficit                                                                         (42,432,849)
                                                                                     -------------------------

         Total stockholders' equity                                                                   276,578
                                                                                     -------------------------

         Total Liabilities and Stockholders' Equity                                  $                758,429
                                                                                     =========================

                       See notes to financial statements.

                                    2 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                       FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,                 JUNE 30,
                                                                                     2005                     2004
                                                                             ---------------------    ---------------------

Revenue                                                                      $            862,464     $            442,855
Cost of revenue                                                                           343,982                  162,533
                                                                                ------------------    ---------------------
         Gross profit                                                                     518,482                  280,322

Sales and marketing expense                                                               545,774                  310,348
General and administrative expense                                                        666,210                  482,278
Research and development expense                                                          228,203                  145,257
                                                                             ---------------------    ---------------------

         Operating loss                                                                  (921,705)                (657,561)
                                                                             ---------------------    ---------------------

Interest expense                                                                          (40,329)                 (76,027)
Interest income                                                                             3,435                      335
                                                                             ---------------------    ---------------------

Net loss                                                                     $           (958,599)    $           (733,253)
                                                                             =====================    =====================

Basic and diluted weighted average shares                                              40,456,500               29,825,944
                                                                             =====================    =====================

Basic and diluted loss per share:
      Net loss                                                               $              (0.02)    $              (0.02)
                                                                             =====================    =====================

                       See notes to financial statements.

                                    3 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                       FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,                   JUNE 30,
                                                                                    2005                       2004
                                                                           -----------------------    ------------------------

Revenue                                                                    $              391,484     $               274,468
Cost of revenue                                                                           169,653                      88,825
                                                                           -----------------------    ------------------------
          Gross profit                                                                    221,831                     185,643

Sales and marketing expense                                                               195,140                     155,522
General and administrative expense                                                        277,654                     256,343
Research and development expense                                                           92,962                      46,026
                                                                           -----------------------    ------------------------

          Operating loss                                                                 (343,925)                   (272,248)

Interest expense                                                                                -                     (36,927)
Interest income                                                                             2,191                         147
                                                                           -----------------------    ------------------------

          Net loss                                                         $             (341,734)    $              (309,028)
                                                                           =======================    ========================

Basic and diluted weighted average shares                                              42,949,621                  29,825,944
                                                                           =======================    ========================

Basic and diluted loss per share:
          Net loss                                                         $                (0.01)    $                 (0.01)
                                                                           =======================    ========================


                       See notes to financial statements.

                                    4 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,               JUNE 30,
                                                                                   2005                   2004
                                                                            -------------------    -------------------

Cash Flows From Operating Activities:

Net loss                                                                    $         (958,599)    $         (733,253)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued as compensation
         to non-employees                                                              153,050                  7,980
         Non cash compensation                                                          72,000                      -
         Amortization expense                                                           33,597                 48,318
         Depreciation expense                                                            2,815                  2,754
Changes in assets and liabilities:
         Decrease in accounts receivable                                                15,995                458,587
         (Increase) decrease in inventories                                            (56,476)                 3,627
         (Increase) decrease in prepaid expenses and other current assets              (28,568)                 8,457
         (Decrease) increase in accounts payable                                       (87,312)                31,070
         Decrease in accrued expenses                                                 (116,105)                  (293)
         Increase in unearned service revenue                                            6,203                      -
                                                                            -------------------    -------------------

      Net cash used in operating activities                                           (963,400)              (172,753)
                                                                            -------------------    -------------------

Cash Flows From Investing Activities:

      Purchases of property and equipment                                               (1,954)                  (742)
                                                                            -------------------    -------------------

      Cash used in investing activities                                                 (1,954)                  (742)
                                                                            -------------------    -------------------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                                    (500,000)              (350,000)
      Proceeds of borrowings from related parties                                            -                760,000
      Proceeds for issuance of common stock                                          1,740,000
      Exercise of stock options and warrants                                             8,150                 22,656
                                                                            -------------------    -------------------

      Net cash provided by financing activities                                      1,248,150                432,656

Net increase in cash                                                                   282,796                259,161

Cash at beginning of period                                                                  -                 44,121
                                                                            -------------------    -------------------

Cash at end of period                                                       $          282,796     $          303,282
                                                                            ===================    ===================


                       See notes to financial statements.

                                    5 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

        During the past two fiscal years ended December 31, 2004 and 2003, the
        Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the six months ended June 30, 2005 the Company experienced a net loss from operating activities of $958,599 and a negative cash flow from operating activities of $963,400. The
        Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

2.      INVENTORIES

        As of June 30, 2005, inventories consisted of $176,936 of product kits, spare parts and sub-assemblies.

3.      CASH FLOWS

        The Company paid $37,053 and $23,002 for interest during the six months ended June 30, 2005 and 2004, respectively.

                                    6 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

5.      DISCONTINUED OPERATIONS AND CONTINGENCY

        On January 30, 2004, the Company received the remaining $500,000 installment of the purchase price of its bone measurement business sold to CooperSurgical Acquisition Corp. ("Cooper") in 2002. In addition, the
        Company was eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned through July 2005 and the Company will not receive any sales proceeds from the earn-out.

        The Company leases its corporate office space located in White Plains,
        New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:



            2005                   29,500
            2006                   30,816
            2007                   31,584
            2008                   18,424
                             --------------
                                  110,324
                             ==============


6.      RELATED PARTY TRANSACTIONS

        During the six months ended June 30, 2005, there were no borrowings from officers and directors of the Company, as compared to the $995,000 borrowed from several officers and directors of the Company and $405,000 borrowed from unaffiliated individuals in 2004. The Company issued notes in 2004 bearing interest at prime plus one (6% as of December 31, 2004)
        which mature one year from the date of issuance and have all been repaid as of June 30, 2005.

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

                                    7 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

6.      RELATED PARTY TRANSACTIONS (CONTINUED)

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

                                    8 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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
        The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period. Had the compensation cost for stock options granted to employees been determined using the fair value method, consistent with SFAS 123 "Accounting for Stock-Based
        Compensation", the Company's net loss and loss per common share for the six months ended June 30, 2005 and 2004 would approximate the pro forma amounts as follows:



                                                              For the Six Months Ended
                                                   --------------------------------------------
                                                      June 30, 2005               June 30, 2004
                                                      -------------               -------------

Net loss, as reported                              $      (958,599)          $        (733,253)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effect                               (19,535)                    (22,560)
                                                   ----------------          ------------------

Pro forma net loss                                 $      (978,134)          $        (755,813)
                                                   ================          ==================

Basic and diluted loss per share
   As reported                                     $         (0.02)          $           (0.02)
                                                   ================          ==================
   Pro forma                                       $         (0.02)          $           (0.03)
                                                   ================          ==================


        During the six months ended June 30, 2005, the Company's board of directors approved a grant of stock options to employees and directors to purchase an aggregate of 715,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant.
        The options are 10 year options (with the exception of Mr. Bonmati, a
        10% shareholder) and vest over 4 years.

        During the six months ended June 30, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 30,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $8,452. The value of options was recorded as consulting expense and additional paid-in capital.

        At the 2005 annual meeting of stockholders on June 14, 2005, the shareholders approved an amendment to the Company's Amended and Restated
        1994 Stock Option and Incentive Plan for Employees, and the Amended and
        Restated 2000 Stock Option and Incentive Plan for Non Employee Directors
        and Consultants, to increase the authorized number of shares reserved for stock options from 3 million to 5 million and from 1 million to 1.5 million, respectively.

                                    9 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

        Liquidity and Capital Resources

        During the past two fiscal years ended December 31, 2004 and 2003, the
        Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the six months ended June 30, 2005 the Company experienced a net loss from operating activities of $958,599 and a negative cash flow from operating activities of $963,400. The
        Company does not currently have an operating line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company completed a $1,740,000 share issuance in the first quarter of 2005. This will significantly improve the Company's liquidity for the near future.

                                    10 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

        The level of liquidity based on cash experienced a $282,796 increase at
        June 30, 2005, as compared to December 31, 2004. The Company's $963,400 used in operating activities and $1,954 used in investing activities was substantially offset by $1,248,150 of cash provided by financing activities. Financing activities consisted of $500,000 repayment of borrowings from directors and officers of the Company, $1,740,000 proceeds for issuance of common stock, and $8,150 exercise of stock options and warrants.

        During the six months ended June 30, 2005, there were no borrowings from officers and directors of the Company, as compared to the $995,000 borrowed from several officers and directors of the Company and $405,000 borrowed from unaffiliated individuals in 2004. The Company issued notes in 2004 bearing interest at prime plus one (6% as of December 31, 2004)
        which mature one year from the date of issuance and have all been repaid as of June 30, 2005.

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

                                    11 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

        During the six months ended June 30, 2005, the Company's board of directors approved a grant of stock options to employees and directors to purchase an aggregate of 715,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant.
        The options are 10 year options (with the exception of Mr. Bonmati, a
        10% shareholder) and vest over 4 years.

                                    12 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources (Continued)

        During the six months ended June 30, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 30,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $8,452. The value of options was recorded as consulting expense and additional paid-in capital.

        At the 2005 annual meeting of Stockholders on June 14, 2005, the shareholders approved an amendment to the Company's Amended and Restated
        1994 Stock Option and Incentive Plan for Employees, and the Amended and
        Restated 2000 Stock Option and Incentive Plan for Non Employee Directors
        and Consultants, to increase the authorized number of shares reserved for stock options from 3 million to 5 million and from 1 million to 1.5 million, respectively. Copies of the amended stock option plans are set forth as exhibits to this 10-QSB.

        The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral
        Quantitative Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; and
        (2) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the Galileo(TM) and Leonardo(TM) product lines, as well as the Mini VibraFlex(R). The healthcare division is continuing to work towards completion of the premarket approval ("PMA")
        process for its Orbasone(TM) pain management system (ESWT or
        Extracorporal Shock Wave Therapy), which will be added to its product line upon successful completion of the study and approval of the system by the United States Food and Drug Administration (the "FDA"). In the
        first quarter of 2005, the Company received approval in Canada to market and sell the Orbasone(TM) for treatment of plantar fasciitis. The sports
        & fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes the Mini VibraFlex(R), the Mini
        VibraFlex(R) Plus and the VibraFlex(R) 500. The Company introduced the
        VibraFlex(R) Rx in the second quarter of 2005 to replace the Galileo
        2000 in the physical therapy, sports medicine and rehabilitation markets. The VibraFlex(R) products are based on the same patented technology as the Galileo products and offer a novel approach to muscle strength development given that such products are based on short and intense stimulations of the muscles.

        The Company has no current backlog of orders as of June 30, 2005. There are no material commitments for capital expenditures as of June 30,
        2005.

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

                                    13 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Results of Operations

        The Company had a net loss of $958,599 ($0.02 per share based on
        40,456,500 weighted average shares) for the six months ended June 30,
        2005 compared to a net loss of $733,253 ($0.02 per share based on
        29,825,944 weighted average shares) for the six months ended June 30,
        2004.

        Revenue for the six months ended June 30, 2005 increased $419,609 (or
        94.8%) to $862,464 from $442,855 for the six months ended June 30, 2004.
        The increase in sales was primarily due to an increase in VibraFlex(R)
        and XCT(TM) sales for the six months ended June 30, 2005.

        Cost of revenue as a percentage of revenue was 39.9% and 36.7% for the six months ended June 30, 2005 and 2004, respectively, resulting in a gross margin of 60.1% for the six months ended June 30, 2005 compared to
        63.3% for the six months ended June 30, 2004. The decrease in gross margin was due to increased costs of revenue during the six months ended
        June 30, 2005.

        Sales and marketing expense for the six months ended June 30, 2005 increased $235,426 or (75.9%) to $545,774 from $310,348 for the six months ended June 30, 2004. The increase is due to the Company's increased commission and consulting expenses.

        General and administrative expense for the six months ended June 30,
        2005 increased $183,932 (or 38.1%) to $666,210 from $482,278 for the six months ended June 30, 2004. The increase was primarily due to an increase in legal fees and non cash compensation expense associated with the Company's financing transactions.

        Research and development expense for the six months ended June 30, 2005 increased $82,946 (or 57.1%) to $228,203 from $145,257 for the six months ended June 30, 2004. The increase was primarily due to increased expenses incurred for the development of the Orbasone.

        Interest expense decreased $35,698 (or 47.0%) to $40,329 for the six months ended June 30, 2005 from $76,027 for the six ended June 30, 2004.
        Interest expense decreased as a result of the repayment of all outstanding principal balances of loans payable in March 2005.

                                    14 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

        There has been no change in the Company internal controls over financial reporting during the Company's first and second quarter that has materially affected, or is reasonably likely to materially affect, the
        Company's internal controls over financial reporting.

                                    15 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the 2005 annual meeting of stockholders on June 14, 2005, the shareholders of the Company approved an amendment to the Company's
        Articles of Incorporation to increase the authorized number of shares of
        Common Stock from 45 million to 75 million. A copy of the Certificate of
        Amendment of Restated Certificate of Incorporation filed with the state of Delaware is set forth as an exhibit to this 10-QSB.

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

             10.13    Amended and Restated 1994 Stock Option and Incentive Plan
                      for Employees.

             10.14    Amended and Restated 2000 Stock Option and Incentive Plan
                      for Non Employee Directors and Consultants.

             10.15    Certificate of Amendment of Restated Certificate of
                      Incorporation.

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

             (A)      This Exhibit was previously filed as an Exhibit to the
                      Company's Report on Form 10-KSB dated March 24, 2005 and
                      is incorporated herein by reference.

                                    16 of 34

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2005

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

                                    17 of 34