Form 10QSB
period 2005-09-30
ORTHOMETRIX  INC
filed 2005-11-10
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206

                                Orthometrix, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                              06-1387931
    --------------------------------     -----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

 106 Corporate Park Drive, Suite 102, White Plains, NY      10604
-------------------------------------------------------   ----------
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

There were 43,732,368 shares of common stock outstanding as of October 27, 2005.

                                     1 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheet (Unaudited)

Assets
                                                                 SEPTEMBER 30, 2005
                                                              -------------------------
Current assets:

      Cash                                                    $                 14,429
      Accounts receivable - trade                                               36,494
      Inventories                                                              264,006
      Prepaid expenses and other current assets                                126,063
                                                              -------------------------

         Total current assets                                                  440,992

Property and equipment, net                                                     15,500
Other                                                                           11,658
                                                              -------------------------

         Total Assets                                         $                468,150
                                                              =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable - trade                                 $               442,230
      Accrued expenses                                                          65,210
      Related party loans                                                       65,000
      Unearned service revenue                                                  26,122
                                                              -------------------------

         Total current liabilities                                             598,562
                                                              -------------------------

Stockholders' equity:

      Common stock - par value $.0005 per share,
         75,000,000 shares authorized, and 43,732,368
         shares issued and outstanding                                          21,865
      Additional paid-in capital                                            42,845,221
      Accumulated deficit                                                  (42,997,498)
                                                              -------------------------
         Total stockholders' equity                                           (130,412)
                                                              -------------------------
         Total Liabilities and Stockholders' Equity           $                468,150
                                                              =========================

                       See notes to financial statements.

                                     2 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Operations (Unaudited)

                                                                        FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                      2005                     2004
                                                              ---------------------    ---------------------

Revenue                                                       $          1,165,445     $            834,081
Cost of revenue                                                            479,744                  326,020
                                                              ---------------------    ---------------------
         Gross profit                                                      685,701                  508,061

Sales and marketing expense                                                889,712                  477,209
General and administrative expense                                         969,436                  716,178
Research and development expense                                           313,109                  270,162
                                                              ---------------------    ---------------------

         Operating loss                                                 (1,486,556)                (955,488)
                                                              ---------------------    ---------------------

Interest expense                                                           (40,340)                (139,151)
Interest income                                                              3,648                      570
                                                              ---------------------    ---------------------

Net loss                                                      $         (1,523,248)    $         (1,094,069)
                                                              =====================    =====================

Basic and diluted weighted average shares                               41,472,122               29,732,512
                                                              =====================    =====================

Basic and diluted loss per share:
      Net loss                                                $              (0.04)    $              (0.04)
                                                              =====================    =====================

                       See notes to financial statements.

                                     3 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Operations (Unaudited)

                                                                        FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                        2005                     2004
                                                              ---------------------    ---------------------

Revenue                                                        $           302,981     $            391,226
Cost of revenue                                                            135,762                  163,487
                                                              ---------------------    ---------------------
          Gross profit                                                     167,219                  227,739

Sales and marketing expense                                                343,938                  166,861
General and administrative expense                                         303,226                  233,900
Research and development expense                                            84,905                  124,905
                                                              ---------------------    ---------------------

          Operating loss                                                  (564,850)                (297,927)

Interest expense                                                               (11)                 (63,124)
Interest income                                                                212                      234
                                                              ---------------------    ---------------------

          Net loss                                             $          (564,649)    $           (360,817)
                                                              =====================    =====================

Basic and diluted weighted average shares                               43,470,248               29,825,944
                                                              =====================    =====================

Basic and diluted loss per share:
          Net loss                                             $             (0.01)    $              (0.01)
                                                              =====================    =====================

                       See notes to financial statements.

                                     4 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                        2005                     2004
                                                              --------------------     --------------------

Cash Flows From Operating Activities:

Net loss                                                      $       (1,523,248)    $       (1,094,069)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued to non-employees              203,709                  7,980
         Non cash compensation                                            72,000                      -
         Amortization expense                                             33,597                 88,754
         Depreciation expense                                              4,210                  4,131
Changes in assets and liabilities:
         Decrease in accounts receivable                                 113,281                163,129
         Increase in inventories                                        (143,546)               (31,928)
         Increase in prepaid expenses and other current                  (18,267)                (4,163)
           assets
         (Decrease) increase in accounts payable                         (85,596)               206,792
         Decrease in accrued expenses                                    (78,519)                (4,203)
         Increase (decrease) in unearned service revenue                  18,612                 (2,026)
                                                              -------------------      --------------------

      Net cash used in operating activities                           (1,403,767)              (665,603)
                                                              -------------------      --------------------

Cash Flows From Investing Activities:

      Purchases of property and equipment                                 (1,954)                  (742)
                                                              -------------------      --------------------

      Cash used in investing activities                                   (1,954)                  (742)
                                                              -------------------      --------------------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                      (500,000)              (350,000)
      Proceeds of borrowings from related parties                         65,000              1,025,000
      Proceeds for issuance of common stock                            1,740,000                      -
      Exercise of stock options and warrants                             115,150                 22,656
                                                              -------------------      --------------------

      Net cash provided by financing activities                        1,420,150                697,656
                                                              -------------------      --------------------

Net increase in cash                                                      14,429                 31,311

Cash at beginning of period                                                    -                 44,121
                                                              -------------------      -------------------

Cash at end of period                                         $           14,429     $           75,432
                                                              ===================      ===================

                       See notes to financial statements.

                                     5 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

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

     During the past two fiscal years ended December 31, 2004 and 2003, the
     Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the nine months ended September 30, 2005 the
     Company experienced a net loss of $1,523,248 and a negative cash flow from operating activities of $1,403,767. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company completed a
     $1,740,000 share issuance in the first quarter of 2005. Subsequent to
     September 30, 2005, the company obtained a $350,000 line of credit from
     HSBC Bank USA, N.A. The line of credit has been guaranteed by certain officers of the Company and in connection with this guarantee they have been granted warrants to purchase up to 350,000 shares of Common Stock at
     $.25 per share. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The
     Company is also requesting prepayment from customers and attempting to more closely coordinate the timing of purchases.

     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

2.   INVENTORIES

     As of September 30, 2005, inventories consisted of $264,006 of sub-assemblies, parts and spare parts.

                                     6 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

3.   CASH FLOWS

     The Company paid $37,064 and $36,450 for interest during the nine months ended September 30, 2005 and 2004, respectively.

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

5.   CONTINGENCY

     The Company leases its corporate office space located in White Plains, New
     York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

                        2005             $               29,500
                        2006                             30,816
                        2007                             31,584
                        2008                             18,424
                                         -----------------------
                                         $              110,324
                                         =======================

6.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2005, there were $65,000 borrowings from officers and directors of the Company, as compared to the
     $995,000 borrowed from several officers and directors of the Company and
     $405,000 borrowed from unaffiliated individuals in 2004. The borrowings in
     2005 were short term, non-interest bearing loans from certain officers pending the completion of the line of credit facility discussed in Note 1.
     The Company issued notes in 2004 bearing interest at prime plus one (6% as of December 31, 2004) which mature one year from the date of issuance and have all been repaid as of March 4, 2005.

                                     7 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

6.   RELATED PARTY TRANSACTIONS (CONTINUED)

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
     Pursuant to such agreement, the Company sold 4,000,000 shares of Common
     Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos, of which Dr. Waxman, a director of the Company, is Senior Managing Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of $100,000 to Reynald G. Bonmati, an officer and director of the
     Company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. On December
     15, 2004, the Company's Board of Directors ("the Board") authorized the commencement of negotiations with Psilos and other parties regarding the private sale of shares of the Company's Common Stock. The Board determined that a sale price equal to the average closing price over the 30-day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average price was approximately $0.28 per share. When Psilos was ready to close the transaction on March 3, 2005, such discounted average price had decreased to approximately $0.24 per share. The parties agreed to price the deal at $0.25 per share, with Psilos being issued 4,000,000 shares. At the request of Psilos, Mr. Bonmati accepted to purchase 400,000 shares on the same terms. The Board unanimously authorized and ratified the transaction, with the related parties abstaining from the vote. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. None of the investors of the 360,000 shares were employees or officers of the Company. The market price of the Common Stock on March
     3, 2005 was $0.43. The discount on the 4,000,000 shares issued to Psilos did not relate, in any part, to compensation for director services for Dr.
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

                                     8 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

6.   RELATED PARTY TRANSACTIONS (CONTINUED)

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

     During September 2005 there were $65,000 borrowings from certain officers of the Company. These non-interest bearing loans were borrowed to cover immediate cash needs prior to securing the credit facility and all but
     $25,000 were repaid by the filing of this report. The Company anticipates full repayment of the loans from the proceeds of their next sale.

     Subsequent to September 30, 2005, certain officers guaranteed a line of credit for the Company for $350,000 from HSBC Bank USA, N.A. In connection with the guarantee, the Company granted these officers warrants to purchase up to 350,000 shares of Common Stock at $.25 per share.

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
     The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period. Had the compensation cost for stock options granted to employees been determined using the fair value method, consistent with SFAS
     123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share for the nine months ended September 30, 2005 and 2004 would approximate the pro forma amounts as follows:

                                                                                     FOR THE NINE MONTHS ENDED
                                                                        ---------------------------------------------------
                                                                           SEPTEMBER 30, 2005         SEPTEMBER 30, 2004
                                                                        -------------------------   -----------------------
     Net loss, as reported                                              $            (1,523,248)   $           (1,094,069)
     Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards, net of related tax effect                         (29,302)                  (33,562)
                                                                        -------------------------   -----------------------

     Pro forma net loss                                                 $            (1,552,550)   $           (1,127,631)
                                                                        =========================   =======================

     Basic and diluted loss per share
        As reported                                                     $                  (.04)     $               (.04)
                                                                        =========================   =======================

        Pro forma                                                       $                  (.04)$                     (.04)
                                                                        =========================   =======================

     During the nine months ended September 30, 2005, the Company's board of directors approved a grant of stock options to employees and directors to purchase an aggregate of 1,110,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder)
     and vest over 4 years.

                                     9 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

7.   STOCK-BASED COMPENSATION (CONTINUED)

     During the nine months ended September 30, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 245,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $59,109. The value of options was recorded as consulting expense and additional paid-in capital.

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

                                    10 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources

     During the past two fiscal years ended December 31, 2004 and 2003, the
     Company has experienced aggregate losses from operations of $3,293,341 and has incurred total negative cash flow from operations of $2,180,729 for the same two-year period. During the nine months ended September 30, 2005 the
     Company experienced a net loss of $1,523,248 and a negative cash flow from operating activities of $1,403,767. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining a line of credit. The Company completed a $1,740,000 share issuance in the first quarter of 2005. Subsequent to September 30, 2005, the company obtained a $350,000 line of credit from HSBC Bank USA, N.A. The line of credit has been guaranteed by certain officers of the Company and in connection with this guarantee they have been granted warrants to purchase up to 350,000 shares of Common Stock at $.25 per share. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also requesting prepayment from customers and attempting to more closely coordinate the timing of purchases.

     The level of liquidity based on cash experienced a $14,429 increase at
     September 30, 2005, as compared to December 31, 2004. The Company's
     $1,403,767 used in operating activities and $1,954 used in investing activities was offset by $1,420,150 of cash provided by financing activities. Financing activities consisted of $500,000 repayment of borrowings from directors and officers of the Company, $65,000 related party loans, $1,740,000 proceeds for issuance of common stock, and $115,150 exercise of stock options and warrants.

     During the nine months ended September 30, 2005, there were $65,000 borrowings from officers and directors of the Company, as compared to the
     $995,000 borrowed from several officers and directors of the Company and
     $405,000 borrowed from unaffiliated individuals in 2004. The borrowings in
     2005 were short term, non-interest bearing loans from certain officers pending the completion of the line of credit facility discussed in Note 1.
     The Company issued notes in 2004 bearing interest at prime plus one (6% as of December 31, 2004) which mature one year from the date of issuance and have all been repaid as of March 4, 2005.

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

                                    11 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

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
     Pursuant to such agreement, the Company sold 4,000,000 shares of Common
     Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos, of which Dr. Waxman, a director of the Company, is Senior Managing Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of $100,000 to Reynald G. Bonmati, an officer and director of the
     Company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. On December
     15, 2004, the Company's Board of Directors ("the Board") authorized the commencement of negotiations with Psilos and other parties regarding the private sale of shares of the Company's Common Stock. The Board determined that a sale price equal to the average closing price over the 30-day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average price was approximately $0.28 per share. When Psilos was ready to close the transaction on March 3, 2005, such discounted average price had decreased to approximately $0.24 per share. The parties agreed to price the deal at $0.25 per share, with Psilos being issued 4,000,000 shares. At the request of Psilos, Mr. Bonmati accepted to purchase 400,000 shares on the same terms. The Board unanimously authorized and ratified the transaction, with the related parties abstaining from the vote. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. None of the investors of the 360,000 shares were employees or officers of the Company. The market price of the Common Stock on March
     3, 2005 was $0.43. The discount on the 4,000,000 shares issued to Psilos did not relate, in any part, to compensation for director services for Dr.
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

                                     12 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     During September 2005 there were $65,000 borrowings from certain officers of the Company. These non-interest bearing loans were borrowed to cover immediate cash needs prior to securing the credit facility and all but
     $25,000 were repaid by the filing of this report. The Company anticipates full repayment of the loans from the proceeds of their next sale.

     Subsequent to September 30, 2005, certain officers guaranteed a line of credit for the Company for $350,000 from HSBC Bank USA, N.A. In connection with the guarantee, the Company granted these officers warrants to purchase up to 350,000 shares of Common Stock at $.25 per share.

     During the nine months ended September 30, 2005, the Company's board of directors approved a grant of stock options to employees and directors to purchase an aggregate of 1,110,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant. The options are 10 year options (with the exception of Mr. Bonmati, a 10% shareholder)
     and vest over 4 years.

     During the nine months ended September 30, 2005, the Company's board of directors approved a grant of stock options to independent consultants to purchase an aggregate of 245,000 shares of its common stock. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $59,109. The value of options was recorded as consulting expense and additional paid-in capital.

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

     The Company markets, sells and services a wide range of proprietary non-invasive musculoskeletal and other devices through two divisions, a healthcare division and a sports & fitness division. The healthcare division markets, sells and services (1) pQCT(R) (peripheral Quantitative
     Computed Tomography) bone and muscle measurement systems used for musculoskeletal research and clinical applications (including for bone disorders and human performance)- the XCT(TM) product line; (2) patented exercise systems used for physical therapy, sports medicine and rehabilitative medicine - the Galileo(TM) and Leonardo(TM) product lines, as well as the Mini VibraFlex(R); and (3) the Orbasone(TM) pain management system (ESWT or Extracorporal Shock Wave Therapy), used for the treatment of plantar fasciitis, was added to its product line upon successful completion of the study and market approval of the system by the United
     States Food and Drug Administration (the "FDA") in the third quarter of
     2005. In the first quarter of 2005, the Company also received approval from
     Health Canada to market and sell the Orbasone(TM) in Canada. The sports &
     fitness division markets, sells and services patented exercise systems to fitness centers, gyms, sports clubs and associations and to the general public - the VibraFlex(R) product line. The sports & fitness division's product line includes the Mini VibraFlex(R), the Mini VibraFlex(R) Plus and
     the VibraFlex(R) 500.

                                    13 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

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

     The Company has no current backlog of orders as of September 30, 2005.
     There are no material commitments for capital expenditures as of September
     30, 2005.

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

     Results of Operations

     The Company had a net loss of $1,523,248 ($0.04 per share based on
     41,472,122 weighted average shares) for the nine months ended September 30,
     2005 compared to a net loss of $1,094,069 ($0.04 per share based on
     29,732,512 weighted average shares) for the nine months ended September 30,
     2004.

     Revenue for the nine months ended September 30, 2005 increased $331,364 (or
     39.7%) to $1,165,445 from $834,081 for the nine months ended September 30,
     2004. The increase in sales was primarily due to an increase in
     VibraFlex(R), XCT(TM), and Orbasone(TM) sales for the nine months ended
     September 30, 2005.

     Cost of revenue as a percentage of revenue was 41.2% and 39.1% for the nine months ended September 30, 2005 and 2004, respectively, resulting in a gross margin of 58.8% for the nine months ended September 30, 2005 compared to 60.9% for the nine months ended September 30, 2004. The decrease in gross margin was due to increased costs during the nine months ended
     September 30, 2005.

     Sales and marketing expense for the nine months ended September 30, 2005 increased $412,503 or (86.4%) to $889,712 from $477,209 for the nine months ended September 30, 2004. The increase is due to the Company's increased commission, consulting, payroll and trade show expenses.

     General and administrative expense for the nine months ended September 30,
     2005 increased $253,258 (or 35.4%) to $969,436 from $716,178 for the nine months ended September 30, 2004. The increase was primarily due to an increase in legal fees and non cash compensation expense associated with the Company's financing transactions.

                                     14 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Results of Operations (Continued)

     Research and development expense for the nine months ended September 30,
     2005 increased $42,947 (or 15.9%) to $313,109 from $270,162 for the nine months ended September 30, 2004. The increase was primarily due to increased expenses incurred for the development of the Orbasone(TM).

     Interest expense decreased $98,811 (or 71.0%) to $40,340 for the nine months ended September 30, 2005 from $139,151 for the nine ended September
     30, 2004. Interest expense decreased as a result of the repayment of all outstanding principal balances of loans payable in March 2005.

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

     There has been no change in the Company internal controls over financial reporting during the Company's first, second, and third quarter that has materially affected, or is reasonably likely to materially affect, the
     Company's internal controls over financial reporting.

                                    15 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

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

         10.13 Amended and Restated 1994 Stock Option and Incentive Plan for
               Employees. (B)

         10.14 Amended and Restated 2000 Stock Option and Incentive Plan for Non
               Employee Directors and Consultants. (B)

         10.15 Certificate of Amendment of Restated Certificate of
               Incorporation. (B)

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

         (B)   This  Exhibit  was  previously  filed as an  Exhibit  to the
               Company's  Report  on Form  10QSB  dated  August  2, 2005 and is incorporated herein by reference.

                                    16 of 17

                                ORTHOMETRIX, INC.
                         FORM 10-QSB SEPTEMBER 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ORTHOMETRIX, INC.

                           BY:      /s/ Reynald G. Bonmati
                                    ------------------------------
                                    Reynald G. Bonmati
                                    President

                           BY:      /s/ Neil H. Koenig
                                    ------------------------------
                                    Neil H. Koenig
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                    Dated: November 9, 2005

                                    17 of 17