Form 10KSB
period 2005-12-31
ORTHOMETRIX  INC
filed 2006-02-24
CIK 946428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005          Commission file No. 0-26206

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

Registrant's revenues for its most recent year were $1,514,525.

The aggregate market value of the registrant's Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of February 13, 2006 was
$2,707,506.53 based on the price of the last reported sale on the OTC Bulletin
Board.

As of February 13, 2006 there were 44,353,618 shares of the registrant's Common
Stock, par value $0.0005 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Orthometrix, Inc. Proxy Statement for the 2006 Annual Meeting of
Stockholders are incorporated by reference in Items 9, 10, 11 and 12 of Part III of this Form 10-KSB. A definitive proxy statement will be filed with the
Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
INTRODUCTION                                                                   3

ITEM 1.        BUSINESS                                                        3

ITEM 2.        PROPERTIES                                                     17

ITEM 3.        LEGAL PROCEEDINGS                                              18

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                         19

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         19

ITEM 7.        FINANCIAL STATEMENTS                                           25

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         49

ITEM 8A.       CONTROLS AND PROCEDURES                                        49

ITEMS 9, 10,
11 and 12      DOCUMENTS INCORPORATED BY REFERENCE                            50

ITEM 13.       EXHIBITS                                                       50

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES                         53

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
("Orthometrix" or the "Company" or "OMRX"), cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii)
the importance to the Company's sales growth and that regulatory approval of products be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new products and the Company's ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g.,
Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (vi) the high level of competition in the rehabilitation and physical therapy markets; (vii) the high level of competition in the pain management market; (viii) changes in technology; (ix)
the Company's ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (x) the Company's ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company's products; (xi)
changes that may result from health care reform in the United States may adversely affect the Company; (xii) the Company's cash flow and the results of its ongoing financing efforts; (xiii) the effect of regulation by the United
States Food and Drug Administration ("FDA") and other government agencies; (xiv)
the Company's ability to secure FDA approval to market its products; (xv) the effect of the Company's accounting policies; (xvi) the outcome of potential litigation; and (xvii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange
Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company's ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

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

     During the past two years, the Company has experienced aggregate losses from operations of $4,332,317 and has incurred a total negative cash flow from operations of $3,000,606 for the same two-year period. These matters raise substantial doubt about the Company's ability to continue as a going concern.
The Company's continued existence is dependent upon several factors, including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In October 2005, the Company obtained $350,000 of credit from HSBC Bank USA, N.A. The line of credit has been guaranteed by certain officers and directors of the Company and in connection with this guarantee they have been granted warrants to purchase up to 350,000 shares of
Common Stock at $0.25 per share. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

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
2002.

     In addition, the Company was eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned by the Company.

     The Company currently offers 7 product lines comprised of a total of 16 models. Its principal products are the pQCT(R) (or XCT(TM)) series for research applications, the pQCT(R) (or XCT(TM)) series for clinical applications, the
pDEXA(R) SABRE, the Galileo(TM) series, the Leonardo(TM), the VibraFlex(R)
series and the Orbasone(TM). During 2004, approximately 48% of our total sales were derived from four customers. During 2005, approximately 62.3% of our total sales were derived from 8 customers. These customers are primarily universities and hospitals. The Company markets, sells and services its products primarily in the United States and Canada. A small number of sales of certain of its products have been made in Australia, Taiwan and Mexico.

     The Company markets, sells and services its products and devices through two divisions--the Healthcare Division and the Sports & Fitness Division:

o    The Healthcare Division markets, sells and services:

          1.   pQCT(R) (peripheral Quantitative Computed Tomography) bone and muscle measurement systems for use in musculoskeletal research applications, including for bone disorders and human performance
               (also called the XCT(TM) research product line);

          2.   pQCT(R) bone and muscle measurement systems for use in
               musculoskeletal clinical applications, including for bone
               disorders and human performance (also called the XCT(TM) clinical product line);

          3.   the pDEXA(R) SABRE system, a DXA-based (Dual Energy X-Ray
               Absoptiometry) system used to measure bone mass and determine body composition of small laboratory animals;

          4.   patented exercise systems used in physical therapy, sports medicine and rehabilitative medicine - the VibraFlex(R) Rx and the Mini VibraFlex(R) (two years ago, the Company started selling in the physical therapy, sports medicine and rehabilitative markets the Galileo(TM) 2000 model that the Company imported from
               Germany while it was redesigning a United States-made version, which the Company named VibraFlex(R) Rx; the Company began marketing the VibraFlex(R) Rx in the second quarter of 2005 in such markets);

          5.   the Leonardo(TM), a human performance measurement device used to quantify the progress made by individuals using the Company's
               VibraFlex(R) exercise systems; and

          6.   the Orbasone(TM) ESWT pain management system (Extracorporal Shock
               Wave Therapy), used to treat chronic plantar fasciitis (foot pain), was added to the Company's product line following the successful completion of pre-market approval of the system by the
               FDA in the third quarter of 2005 (in the first quarter of 2005, the Company received approval from Health Canada to market and sell the Orbasone(TM) in Canada to treat chronic plantar
               fasciitis).

o    The Sports & Fitness Division markets, sells and services the following patented exercise systems:

          1.   the Mini VibraFlex(R);

          2.   the Mini VibraFlex(R) Plus;

          3.   the VibraFlex(R) 500 (two years ago, the Company started
               designing a more powerful version of the Galileo(TM) 2000 that we began marketing under the name VibraFlex(R) 500 in the fourth quarter of 2004 in the sports and fitness market);

          4.   the VibraFlex(R) 500S; and

          5.   The Galileo(TM) Sports Professional.

     The VibraFlex(R) products are based on the same patented technology as the
Galileo(TM) products and offer an improved approach to muscle strength development through the short and intense stimulation of the muscles. The Sports
& Fitness Division markets, sells and services these systems to fitness centers, gyms, sports clubs and associations and to the general public.

RECENT DEVELOPMENTS

     On February 1, 2006, the Company formed an alliance with Healthcare
Reimbursement Solutions, Inc. of Orlando, Florida to provide health care practices, such as podiatric and orthopedic practices that purchase its
Orbasone(TM) ESWT with a broad range of billing advisory services, from a reimbursement hot line to turn-key billing operation.

MARKETS AND PRODUCTS

     The Company currently offers 7 product types comprised of a total of 16 models: 5 models of pQCT(R) systems for bone & muscle research application (XCT
Research SA, XCT Research SA+, XCT Research M, XCT Research M+, and XCT 3000
Research); 2 models of pQCT(R) systems for clinical application related to bone
& muscle disorders (XCT 2000L and XCT 3000); 1 model of a DXA-based system used to measure bone mass and determine body composition of small laboratory animals:
pDEXA(R) SABRE; 2 models of patented powered exercise systems for rehabilitation and physical therapy (Mini VibraFlex(R), VibraFlex(R) Rx); 1 model of human performance measurement system (Leonardo(TM)); 5 models of VibraFlex(R) for sports and fitness (Mini VibraFlex(R) Plus, VibraFlex(R) 500, VibraFlex(R) 500S,
Mini VibraFlex(R), and Galileo(TM) Sports Professional); and 1 model of pain relief system (Orbasone(TM) ESWT).

The following is a description of each of the Company's product types and primary models.

1. THE PQCT(TM) SYSTEMS FOR BONE AND MUSCLE RESEARCH APPLICATIONS

     The Company believes that over the past decade, peripheral Quantitative
Computed Tomography (pQCT(R)) has replaced Dual Energy Bone Absorptiometry (DEXA or DXA) as the technology of choice for pharmaceutical research laboratories specializing in bone disorders such as osteoporosis. Unlike DXA, pQCT(R) allows true volumetric measurement of both bones and muscles. The Company believes that it allows not only faster assessment of new therapeutic agents but it also has a stronger impact on the entire musculoskeletal system.

     The Company directly markets, sells and services in the US and Canada the following pQCT(R) systems for in vivo and in vitro research:

XCT Research SA/SA+ (bone/muscle measurement for small laboratory animals such as rats);
XCT Research M/M+ (bone/muscle measurement for transgenic mice);
XCT 3000 Research - (bone/muscle measurement for large laboratory animals such as primates).

     The Company also directly markets, sells and services, in the United States and Canada, the pDEXA(R) SABRE, a DXA-based system used to measure bone mass and determine body composition of small laboratory animals.

     Stratec Medizintechnik GmbH ("Stratec"), a worldwide leader in pQCT(R)
technology, manufactures these systems in Germany and markets them in the rest of the world (other than the United States and Canada where the Company directly markets, sells and services its products). North America accounts for about 80%
of the worldwide research market.

2. THE PQCT(R) SYSTEMS FOR CLINICAL APPLICATION RELATED TO BONE AND MUSCLE
DISORDERS

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

     The Company directly markets, sells and services in the US and Canada the following pQCT(R) systems for clinical assessment and monitoring of bone density and architecture:

XCT2000L (bone and muscle measurement at the forearm, foot and tibia);
XCT 3000 (bone and muscle measurement at the tibia and femur).

     All systems are principally marketed to the pediatrics and orthopedics specialties. Stratec, a worldwide leader in pQCT(R) technology, manufactures these systems in Germany and markets them in the rest of the world (other than the United States and Canada where the Company directly markets, sells and services its products).

     Sales, rental, and service of all pQCT(R) systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented approximately 51.2% of the Company systems sales from operations during fiscal year 2005.

3. PATIENTS WITH INCONTINENCE THAT BENEFIT FROM EXERCISE

     One target for the Galileo(TM) product line and the VibraFlex(R) product line is the large incontinence market. It is well recognized that exercise of the perineal muscles can improve their strength and reduce incontinence. The
VibraFlex(R) R(x) is a patented powered exercise system that allows patients with incontinence to stimulate such muscles at a rapid (25/30 Hz) rate, providing them with the exercise that can reduce incontinence. The VibraFlex(R)
Rx replaced the Galileo(TM) 2000 for this application in the second quarter of
2005. The VibraFlex(R) Rx is manufactured in the United States by Kimchuk.

4. PATIENTS WITH DIABETES THAT BENEFIT FROM EXERCISE

     It is well known that individuals with diabetes benefit from exercise. In particular, exercise can improve blood circulation in the legs of diabetics.
Unfortunately, diabetics usually are not capable of long exercise sessions, and their exercise efforts must be predictable so that proper insulin levels can be maintained. The VibraFlex(R) R(x) rapid (25/30 Hz) stimulation rate, which does not tax the cardiopulmonary system, is well suited to the needs of these individuals. The VibraFlex(R) R(x) allows people with diabetes to enjoy the benefits of exercise. The VibraFlex(R) Rx replaced the Galileo(TM) 2000 for this application in the second quarter of 2005. The VibraFlex(R) Rx is manufactured in the United States by Kimchuk.

5. REHABILITATION / PHYSICAL THERAPY

     The patented Galileo(TM) 2000 powered exercise system has already penetrated the European rehabilitation and physical therapy market. It has been redesigned by the Company and is now made in the United States by Kimchuk, and marketed under the name of VibraFlex(R) R(x). It is used to rehabilitate muscle, tendons and ligaments, and to improve muscle

strength and coordination. The Company's VibraFlex(R) R(x) (whole body vibration) and Mini VibraFlex(R) (upper body vibration) exercise systems are specifically used to:

     o    exercise postural muscles and joints;

     o    improve muscle strength, reflexes and joint motions;

     o    redevelop postural muscles, joints and reflexes after injury or disease;

     o    reduce the pain and disability associated with osteoarthritis; and

     o    allow patients with Parkinson's disease to benefit from exercise that can slow the progress of the disease.

6. THE HUMAN PERFORMANCE MEASUREMENT SYSTEM

     The Leonardo(TM) measures various key parameters of human performance, such as force and power. It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The
Leonardo(TM) system is made by Novotec. Leonardo(TM) sales were not significant for 2005.

7. SPORTS AND FITNESS

     The VibraFlex(R) is a revolutionary exercise system based on the same new and patented concept as the Galileo(TM) systems. Many European athletes and professional teams (ski, soccer, basketball, volleyball, tennis, etc.) already use the Galileo(TM) as an inherent part of their training to increase muscle power. One of the first United States athletes to use the Galileo(TM) system was
Lance Armstrong, several times winner of the Tour de France bicycle competition.
The Chicago White Sox baseball team was the first United States professional team to use the Galileo(TM) technology and the VibraFlex(R) 500 has since been incorporated in their routine training and conditioning. The list of United
States professional teams using the VibraFlex(R) product line is growing and now includes the New York Giants, the Miami Dolphins, the Orlando Magic, the Miami
Heat, the L.A. Clippers, the Boston Celtics and the Philadelphia 76'ers. The
VibraFlex(R) 500 was introduced in the fourth quarter of 2004.

     The VibraFlex(R) system was designed so that the powerful Galileo(TM)
technology will be affordable to the sports and fitness industry and to the home exercise market. The VibraFlex(R) 500 model is manufactured by Kimchuk. The Mini
VibraFlex(R) and the Mini VibraFlex(R) Plus models are manufactured by Novotec.
The VibraFlex(R) 500 replaced the Galileo(TM) 2000 for the sports and fitness application in the fourth quarter of 2004.

8. PAIN MANAGEMENT

     In the United States, the Company only received approval from the FDA to market the Orbasone(TM) for the treatment of chronic plantar fasciitis (foot pain). ESWT has typically been used to treat minor pain in soft tissues, such as the feet, ankles, elbows, shoulders and knees. The Orbasone(TM) ESWT is designed to deliver energy waves to patients in treatment sessions of less than 30 minutes under the supervision and care of a physician such as an orthopedic surgeon or podiatrist.

     Until June 2000, Nippon Infrared Industries Co., Ltd. (Japan) manufactured the Orbasone(TM) for its developer MIP. The Orbasone(TM) was classified in
August 1998 by the FDA as a Class I therapeutic vibrator (21 CFR Section
890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and
Cosmetic Act. Under a license from MIP, the Company

began distributing in North America the Orbasone(TM) and began generating modest sales in fiscal year 2000. On June 21, 2000, the FDA informed MIP that the FDA had erred in its 1998 decision and rescinded its determination that the
Orbasone(TM) was an exempt product. As a result, the Company suspended sales of the Orbasone(TM) in June 2000 pending FDA review of the product. The FDA determined that the Orbasone(TM) was a Class III device requiring pre-market approval or PMA. During 2002, the Company acquired the rights to manufacture the
Orbasone(TM) under a license from MIP and initiated a clinical study as part of the PMA process. In the third quarter of 2005, the Orbasone(TM) for the treatment of chronic plantar fasciitis (foot pain) was added to the Company's product line upon successful completion of the clinical study and market approval of the system by the FDA. In the first quarter of 2005, the Company also received approval from Health Canada to market and sell the Orbasone(TM)
for the treatment of plantar fasciitis (foot pain) in Canada.

9. PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

o    Orbasone(TM) ESWT diversification: the Company is investigating additional applications of its Orbasone(TM) ESWT system beyond the treatment of soft tissue pain. Preliminary studies have shown that ESWT may be used in areas of skin regeneration (healing wounds) due to its potential ability to improve skin regeneration following severe burns, accelerate healing of chronic skin lesions and enhance skin flap survival in connection with grafts. ESWT enhances tissue vascularisation and neoangiogenesis. There have already been some very promising studies conducted on animals, but limited clinical data have been available on humans. The skin regeneration market is large and the Company intends to position the Orbasone(TM) in that market.

o    VibraFlex(R) Home Edition: the Company have been developing a home version of the VibraFlex(R) Rx in order to make its powerful vibration technology accessible to the public. A prototype has been in operation for the past few months and preliminary engineering studies have shown that a system could be built at a relatively well-priced retail rate.

SALES, MARKETING AND CUSTOMER SERVICE

     The Company currently employs one Marketing Manager, four Regional Sales
Managers for Pain Management, one Sales Manager for Rehabilitation / Fitness,
one part-time pQCT(R) Sales Applications Consultant one Sales Administration
Manager and two Service Engineers.

     The Company sells pQCT(R) Research systems, pQCT Clinical systems and
pDEXA(R) SABRE research systems directly to its customers, whether they are research or clinical institutions. For Galileo(TM), VibraFlex(R) and
Leonardo(TM) sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The Company also sells directly to its customers in those markets where the Company does not have third party sales representatives. The Company's sales staff is responsible for the support and supervision of independent sales representatives within their geographic region.
Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company is in the process of expanding its network of independent sales representatives to make use of the country's large market of rehabilitation centers, physical therapists and fitness facilities. The Company has also started an effort to recruit a network of international distributors. Distributors have recently been recruited in Australia and Taiwan.

     The Company sells the Orbasone(TM) ESWT directly to podiatrists, orthopedic surgeons and mobile services providing ESWT services to such podiatrists and orthopedic surgeons. The Company has assembled a team of four regional sales managers covering 42 contiguous states.

     Marketing efforts are focused primarily on supporting the Sales Manager for
Rehabilitation / Fitness in his management of independent sales representative, the pQCT(R) Sales Applications Consultant and the sales manager who focuses on the pain management market in their direct sales, managing sales requests received on the Company's websites, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web sites.

     In the United States and Canada, the Company offers one-year warranties covering parts and labor on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers' warranty), as well as extended warranty contracts.
Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company's distributors. The Company provides warranty services to its customers in the
United States and Canada. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement.

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

MANUFACTURING

     Following the sale of its bone measurement business, the Company relied exclusively on third parties for the manufacturing of its products. Some components are produced in accordance with specifications of the specific product the Company makes and requires substantial lead times. Until production quantities increase to a level that permits the Company to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed.

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

BONE & MUSCLE DISORDERS PRODUCTS

     The pQCT(R) products marketed by the Company were developed and are manufactured by Stratec at its facilities located in Pforzheim, Germany. The
pDEXA(R) SABRE marketed by the Company was jointly developed by Stratec and the
Company and is manufactured by Stratec. Manufacturing consists primarily of testing of components, final assembly and systems testing. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the
United States

are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation ("QSR") requirements. The Company is dependent on Stratec to manufacture the pQCT(R) and pDEXA(R) SABRE products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Stratec.

     The Company believes that Stratec has sufficient manufacturing capacity to supply the Company's product needs for at least the next twelve months.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

     The Galileo(TM), Leonardo(TM) and the Mini VibraFlex(R) products marketed by the Company were developed and are manufactured by Novotec at its facilities located in Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Galileo(TM) and
Mini VibraFlex(R) products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotec.

     The Company believes that Novotec has sufficient capacity to supply the
Company's need for Galileo(TM), Leonardo(TM) and Mini VibraFlex(R) products for at least the next 12 months.

     The VibraFlex(R) 500, VibraFlex(R) Rx and VibraFlex(R) 500S products marketed by the Company were developed by the Company and are manufactured for the Company by Kimchuk, Inc. at its facilities located in Connecticut.
Manufacturing consists primarily of testing components, forming and painting of covers, final assembly and quality assurance testing. The Company is dependent on Kimchuk to manufacture the VibraFlex(R) 500, VibraFlex(R) Rx and VibraFlex(R)
500S products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in
Kimchuk.

     The Company believes that Kimchuk has sufficient capacity to supply the
Company's need for the VibraFlex(R) 500, VibraFlex(R) Rx and VibraFlex products for at least the next 12 months.

PAIN MANAGEMENT SYSTEMS

     In 2002, the Company acquired rights to manufacture the Orbasone(TM) under a license from MIP and has since retained Kimchuk to manufacture the
Orbasone(TM) in the U.S. for the U.S. and Canadian markets. The manufacturing of the Orbasone(TM) consists primarily of procuring and testing components, final assembly and quality assurance testing. The Company is dependent on several component manufacturers to supply sufficient components for the Orbasone(TM)
systems, and on Kimchuk to assemble such components, in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in MIP or Kimchuk.

     Some components are produced in accordance with specifications that are specific to the Orbasone(TM) and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed.

DISTRIBUTION AGREEMENTS

     Following the sale of its bone measurement business, the Company focused exclusively on its musculoskeletal products. The following parties have provided to the Company rights to market, sell and service certain products:

STRATEC

     Under a Distribution Agreement, dated as of October 1, 1999, Stratec gave
Bionix L.L.C., a company of which Reynald Bonmati is president, the exclusive right to distribute all Stratec products in the United States, Canada, Mexico,
Central and South America and the Caribbean. The Company entered into an
Assignment and Assumption Agreement, dated as of April 12, 2002, with Bionix,
L.L.C. whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

     Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and the
Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2005, the Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

NOVOTEC

     Under a Distribution Agreement, dated as of October 1, 1999, Novotec gave
Bionix the exclusive right to distribute the Galileo(TM) and Leonardo(TM)
product lines in the United States, Canada, Mexico, Central and South America
and the Caribbean. The Company entered into an Assignment and Assumption
Agreement, dated as of April 12, 2002, with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this
Distribution Agreement.

     Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the Galileo(TM) and
Leonardo(TM) systems in the United States, Canada, Mexico, Central and South
America and the Caribbean. Under the terms of the four-year Distribution
Agreement, the Company may purchase the Galileo(TM) and Leonardo(TM) systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2005, the Distribution Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or
Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

MIP

     Under a Product Approval and Licensing Agreement, dated as of February 12,
2002, MIP licensed to Bionix the Orbasone(TM) product line. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002 with
Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this agreement.

     Under the Product Approval and Licensing Agreement, MIP granted the Company an exclusive and perpetual authority, right and license to use the technology in the Orbasone(TM), to seek PMA approval for the Orbasone(TM) and to assemble, develop, manufacture, market, promote, sell, distribute and service the
Orbasone(TM) in North America.

COMPETITION

BONE DENSITOMETRY PRODUCTS

     The Company believes that the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional
DXA-based technology, at prices competitive with systems using that technology.
In the research market, the range, accuracy and precision of measurements are the principal competitive factors. Despite the absence of directly similar products, there are a number of competing approaches and products that compete with the pQCT(R) products. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the pQCT(R) products. Such competitors may be more successful in marketing such products. The Company's primary competitors for the sale of
pQCT(R) products are entities that market micro CT products which compete on the basis of image resolution but are generally more expensive. Such competitors include Scanco, Skyscan and General Electric. There can be no assurance that the
Company will be able to continue to compete successfully in this market. The
Company sold its traditional DXA-based technology to CooperSurgical on April 11,
2002.

MUSCULOSKELETAL DEVELOPMENT PRODUCTS

     The Galileo(TM) and VibraFlex(R) products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the
Galileo(TM) products and has already received certain patents, namely in Germany and in the U.S. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength. Many of the Company's existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the
Galileo(TM) and VibraFlex(R) products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

     The Company's primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. Other smaller companies, such as Power Plate are marketing products that compete directly with VibraFlex(R) products. There can be no assurance that the
Company's competitors will fail to develop and market products that make use of the Galileo(TM)'s and VibraFlex(R)'s novel approach or that are lower priced or better performing as compared to the Galileo(TM) or VibraFlex(R) products.

     The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience and safeness of use, quality of service and price. The Company is using its initial product marketing efforts to assess the competitiveness of the
Galileo(TM) and VibraFlex(R) products, which the Company recently introduced to the U.S. market.

PAIN MANAGEMENT SYSTEMS

     The pain management systems market is highly competitive. Several companies have developed or are developing devices that compete or will compete with the
Orbasone(TM) ESWT. The Company's primary competitors are Donier MedTech,
SanuWave, Inc., Siemens AG and Medispec Ltd., which have products that have already obtained premarket approval (in some cases, for the treatment of plantar fasciitis and in some cases, for the treatment of tennis elbow), as well as
Storz Medical, MTS Medical Technologies & Services GmbH, EMS Dolorclast and
other companies that have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Company intends to seek PMA approval for additional applications of the Orbasone(TM) ESWT,

such as for the treatment of golf shoulder, tennis elbow and knee pain. The
Company competes on the basis of size (compactness), performance, price and availability as the Orbasone(TM) ESWT is the only product of its category that is manufactured in the United States.

THIRD PARTY REIMBURSEMENT

Bone densitometry products and pain management systems

     Outside of the research market, the Company's pQCT(R) bone densitometry products are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, that are regulated in the United
States by federal and state authorities and that typically bill and are dependent upon various third party payers, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of our products. The CMS establishes new reimbursement codes and recommended reimbursement rates effective January 1 of each calendar year. On several occasions, CMS has affected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that CMS will not continue to make changes from time to time. However, the current sales volume of pQCT(R)
equipment subject to reimbursement are no longer significant to the Company.

     Pain management is reimbursed only under limited circumstances. Although a
Current Procedural Terminology (CPT(R)) code for the Orbasone(TM) covering chronic plantar fasciitis was published in October 2005 and made effective as of
January 1, 2006, there can be no assurance that CMS or other third party payers will reimburse or continue to reimburse patients for pain management systems and pain treatment sessions involving the Orbasone(TM) system or that the reimbursement levels will be sufficient to make the purchase of the Orbasone(TM)
attractive to health care providers.

Musculoskeletal development products

     As with general exercise equipment which requires no professional supervision, the Galileo(TM) and VibraFlex(R) series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payers. However, as with other exercise equipment used during an exercise session provided by a licensed physical therapy provider, sessions using the Galileo(TM) and VibraFlex(R)
series may be reimbursed under various reimbursement codes for which CMS establishes recommended reimbursement rates effective January 1 of each calendar year. On several occasions, CMS has affected increases and decreases in its recommended reimbursement rates and has made changes in the types of sessions eligible for reimbursement. There can be no assurance that CMS will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

     The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone(TM) ) marketed by the Company in the U.S. were classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA informed MIP that it erred in its classification of the Orbasone(TM) and the Company suspended marketing of the Orbasone(TM). The FDA determined that the Orbasone(TM) is a Class III device requiring premarket approval. Following such determination MIP granted the
Company the exclusive and perpetual authority, right and license in North
America to seek PMA for the Orbasone(TM), and to manufacture, market, sell and service the Orbasone(TM). The Company has received PMA approval for the
Orbasone(TM). The Galileo(TM) and VibraFlex(R) musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the
FDA regarding the classification of the Galileo(TM) for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k)
premarket notification requirements.

     The FDA continues to regulate medical device products even after they have received initial approval or clearance. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable FDA regulations, which include testing, control and documentation requirements. In addition, all establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under authority of the FDA to determine whether the manufacturing establishment is operating in compliance with QSR requirements. Manufacturers must continue to expend time, money and effort to ensure compliance with QSR requirements. The
FDA also requires that medical device manufacturers undertake post-market reporting for serious injuries, deaths, or malfunctions associated with their products. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations concerning marketing of devices for indications or uses that have not been cleared or approved by the FDA.

     The Company's promotional materials must be consistent with its current market clearances and approvals and in compliance with other applicable regulations. The determination of whether the Company is making unapproved,
"off-label," or new claims or false, misleading, or unsubstantiated claims can be subjective and the FDA may disagree with the Company's determination. If the
FDA determines that the Company's promotional materials constitute promotion of an unapproved use or makes false or misleading claims, or claims unsupported by adequate scientific data, the agency could subject us to serious enforcement sanctions and/or limit the promotional claims that the Company can make for our devices.

     Manufacturing processes for the products marketed by the Company are also subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the
Toxic Substances Control Act, and the Resource Conservation and Recovery Act.
Suppliers of components of, and products used to manufacture, our products must also comply with FDA and other foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential inspections and stoppages. The
Company's suppliers may not satisfy these requirements.

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

PROPRIETARY RIGHTS

     The Company believes that its sales are dependent in part on certain proprietary features of the products it manufactures and/or markets. The Company relies primarily on know-how, trade secrets and trademarks to protect those intellectual property rights, other than the application by the licensor of the
Galileo(TM) products, ithas not sought patent protection for such products. The
VibraFlex(R) product is a registered trademark held by the Company. There can be no assurance that these measures will be adequate to protect the rights of the
Company. To the extent that intellectual property rights are not adequately protected, the Company may be vulnerable to competitors who attempt to copy the
Company's products or gain access to the trade secrets and know-how related to such products. Further, there can be no assurance that the Company's competitors will not independently develop substantially equivalent or superior technology.
The

Company is not the subject of any litigation regarding proprietary rights, and the Company believes that the technologies used in its products were developed independently. In addition, the Company's business depends on proprietary information regarding customers and marketing, and there can be no assurance that the Company will be able to protect such information.

BACKLOG

     Backlog consists of signed purchase orders received by the Company from its customers. As of December 31, 2005, the Company had backlogs of $374,850. The
Company's ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The
Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

PRODUCT LIABILITY INSURANCE

     The Company's business involves the inherent risk of product liability claims. If such claims arise in the future they could have a material adverse impact on the Company. The Company maintains product liability insurance on a
"claims made" basis with respect to its products in the aggregate amount of $6.0 million, subject to certain deductibles and exclusions. The Company's agreements with the manufacturers of other products distributed by the Company require that such manufacturers maintain product liability insurance that covers the Company as an additional named insured. There is no assurance that existing coverage will be sufficient to protect the Company from risks to which it may be subject, including product liability claims, or that product liability insurance will be available to the Company at a reasonable cost, if at all, in the future or that insurance maintained by the other manufacturers will cover the Company.

EMPLOYEES

     At December 31, 2005, the Company had 10 employees and 9 consultants, of whom 8 were engaged in direct sales and marketing activities. The remaining employees and consultants are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2. PROPERTIES

     The Company leases its principal executive offices, which are located at
106 Corporate Park Drive, Suite 102, White Plains, New York 10604. Effective
August 1, 2003, the Company amended its lease for office space expiring on July
31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2006    30,816
2007    31,584
2008    18,424
       -------
       $80,824
       =======

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, the Company is named as defendant in lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company. No claims are currently outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "OMRX.OB". Prior to September 23, 1998, the Company's Common
Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common
Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PERIOD FROM JANUARY 1, 2004 THROUGH DECEMBER 31, 2004:

                  High    Low
                 -----   -----
First Quarter    $0.13   $0.05
Second Quarter    0.20    0.10
Third Quarter     0.19    0.10
Fourth Quarter    0.53    0.18

PERIOD FROM JANUARY 1, 2005 THROUGH DECEMBER 31, 2005:

                  High    Low
                 -----   -----
First Quarter    $0.50   $0.27
Second Quarter    0.41    0.21
Third Quarter     0.35    0.19
Fourth Quarter    0.21    0.10

     As of February 13, 2006, the sales price per share of Common Stock, as reported by the Over-The-Counter Bulletin Board, was $0.17.

     As of February 13, 2006 there were approximately 92 outstanding stockholders of record of the Company's Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

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

Critical Accounting Policies And Estimates

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amount of revenues and expenses during the periods presented. Estimates are used when accounting for the allowance for uncollectible receivables, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company rely are reasonable based upon information available to us at the time they are made.

     The Company believes the following accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The
Company sells its products directly to customers and through third-party dealers and distributors. Revenue is generally recognized at the time products are shipped and title passes to the customer. The Company estimates and record provisions for product installation and user training in the period that the sale is recorded.

     Other than the bone densitometry systems, the Company's products are covered by warranties provided by its vendors. Therefore, no warranty reserve is required on such products. In the United States and Canada, the Company offers one-year warranties covering parts and labor on both hardware and software components of its bone densitometry systems (except for computer systems, if any, which are covered under their respective manufacturers' warranty). Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by our distributors. The provision for product warranties represents an estimate for future claims arising under the terms of our various product warranties. The estimated future claims are accrued at the time of sale. To the extent that the Company provides warranty services for products that the Company does not manufacture, the Company invoices the manufacturer for the costs of performing such warranty services.

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

Liquidity and Capital Resources

     The Company has financed operations for the past three years through the sale of equity securities and the issuance of debt. For the two years ending
December 31, 2005 and 2004, the Company incurred aggregate net losses from operations of $4,332,317 and negative cash flow from operations of $3,000,606.
During 2005, the Company incurred a net loss of $2,388,132 and negative cash flow from operations of $1,880,483. As of December 31, 2005, the Company had
approximately $22,861 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the
Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon several factors including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. In order to increase cash flow, the Company is continuing its efforts to stimulate sales. However, in order to manage credit risk, the Company has begun to implement higher credit standards for customers and to emphasize the receipt of down payments from customers at the time their purchase orders are received. The Company has also begun to request more prepayments from customers and attempt to more closely coordinate the timing of purchases with the timing of orders for products. The Company cannot predict whether or to what extent these risk management functions may slow its ability to grow revenues.

     The Company pursued several initiatives in 2005 to increase liquidity, including obtaining equity and debt financings and a bank line of credit. The
Company has raised $1,740,000 in the private placement of shares of its Common
Stock in the first quarter of 2005. In October 2005, the Company obtained a
$350,000 line of credit from HSBC Bank USA, N.A, or HSBC. The line of credit is secured by all of the Company's assets and is guaranteed by Mr. Bonmati (up to
$175,000) and Mr. Koenig (up to $175,000). In connection with these guarantees, the Company granted these officers or their affiliates warrants to purchase up to 175,000 shares of Common Stock each at $0.25 per share. The Company recorded total guaranty expenses of $73,430 in connection with the issuance of warrants.
On December 31, 2005, the Company had outstanding borrowings of $330,000 in principal amount under this line of credit. Interest on borrowings under the credit line accrues at HSBC's prime rate plus 1.50%.

     The level of the Company's cash and cash equivalents increased to $22,861 at December 31, 2005 from $0 at December 31, 2004. The Company spent $1,880,483 in cash for operations and $30,557 for investments during the year ended
December 31, 2005 which expenditures were offset by $1,933,901 in cash provided by financing activities during the twelve month period. Through these financing activities the Company received $285,000 in loans from affiliated and unaffiliated parties, $1,740,000 from the issuance of shares of Common Stock and
$118,901 pursuant to the exercise of stock options and warrants, which were offset by the repayment of $540,000 in borrowings from directors and officers.

     In 2004, the Company had issued a principal amount of $1,400,000 in new notes which bore interest at the JPMorgan Chase prime rate plus one, each of which was to mature, subject to certain early triggers, one year from the date of issuance. These funds were borrowed to cover immediate cash needs. These notes were all repaid or converted into shares of Common Stock as of March 4,
2005.

     In December 2004, the Board of Directors authorized the Company to offer to the holders of $2,145,000 in principal amount of promissory notes issued at various times between June 2003 and January 2005 the opportunity to convert the principal amount of such notes into shares of the Company's Common Stock.
Holders of such notes elected to convert $1,545,000 of notes, or the Total
Conversion Amount, into 5,492,995 shares of Common Stock at $0.2813 per share (a
20% discount from the weighted average price of the Common Stock during the period commencing November 15, 2004 and ending December 15, 2004). All of the notes bore interest at the JPMorgan Chase prime rate plus 1% and matured at various times through January 2006. Of the Total Conversion Amount, $1,300,000
was represented by notes held by officers, directors or affiliates - Michael W.
Huber ($350,000), Neil H. Koenig ($120,000), Reynald G. Bonmati

($660,000), Andre-Jacques Neusy ($120,000), and Albert S. Waxman ($50,000). The
actual conversion took place on January 17, 2005, but took effect retroactively on December 31, 2004. The issuance of the shares of Common Stock pursuant to the conversion was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The converted notes did not have a beneficial conversion feature. After giving effect to such conversion, $600,000 in principal amount of notes remained outstanding of which $455,000 were held by officers and directors. Out of the $600,000 in principal amount of outstanding notes,
$500,000 was repaid in March 2005 (including the notes issued to Reynald G.
Bonmati ($305,000), William Orr ($50,000), David E. Baines ($50,000), Ralph G.
Theodore and Ellen H. Theodore JTWROS ($25,000), John Utzinger ($20,000), and
Farooq Kathwari ($50,000)), and $100,000 was cancelled in conjunction with the issuance of Common Stock to Psilos described below.

     On December 15, 2004, the Board authorized the commencement of negotiations with Psilos Group Partners II SBIC, L.P, or Psilos, and other parties regarding the private sale of shares of Common Stock. Dr. Waxman, a director of the
Company, is a Senior Managing Member of the general partner of Psilos. The Board determined that a sale price equal to the average closing price over the 30-day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average closing price was approximately $0.28 per share. When Psilos was ready to close the transaction on March 3, 2005, such discount average price had decreased to approximately $0.24 per share. The market price of Common Stock on March 3, 2005 was $0.43. The parties, however, agreed to price the deal at $0.25 per share, with Psilos being issued 4,000,000 shares of Common Stock for a purchase price of $1,000,000. In connection with the Psilos purchase, Mr. Bonmati agreed to purchase 400,000 shares of Common Stock for a purchase price of $100,000. The
$100,000 purchase price was not paid by Mr. Bonmati in cash but was deemed paid as a result of his cancellation of an aggregate amount of $100,000 in promissory notes issued by the Company to him in 2004. The Board unanimously authorized and ratified the transaction, with all related parties abstaining from the vote. The
Company privately sold an additional 360,000 shares of Common Stock to unaffiliated third parties for a purchase price of $90,000 contemporaneously with this private offering. The discount on the 4,000,000 shares issued to
Psilos did not relate, in any part, to compensation for director services of Dr.
Waxman. The $72,000 discount on the 400,000 shares issued to Mr. Bonmati was recorded as compensation expense and as additional paid-in capital.

     On February 25, 2005, the Company entered into a securities purchase agreement with Rock Creek Investment Partners, L.P., or Rock Creek. Pursuant to
such agreement, the Company sold 2,321,429 shares of Common Stock at $0.28 per share for an aggregate purchase price of $650,000 to Rock Creek in a private placement. The market price of the Common Stock on February 25, 2005 was $0.33.

     On March 11, 2005, the Company granted to John C. Sites, Jr., a consultant to the Company, a warrant to purchase up to 500,000 shares of Common Stock at
$0.33 per share. The value of the warrants on the date of grant was $144,600, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and as additional paid-in capital. Mr.
Sites transferred these warrants to Rock Creek in 2005.

     During the year ended December 31, 2005, the Company borrowed $285,000 in principal amount from related and unaffiliated parties, as compared to borrowings of $1,400,000 from related parties and others in 2004. $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in full as of December 31, 2005. $25,000 were short term loans, bearing interest at prime which mature when the Company receives proceeds from their next sale, and the remaining $220,000 were notes bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2005) which mature one year from the date of issuance.

     In December 2005, the Company granted an Officer 400,000 shares of Common
Stock at $0.19 per share for services rendered. The value of the stock was
$76,000 and recorded as consulting expense, additional paid in capital, and
Common Stock.

     During 2005, the Board approved a grant of stock options to employees and directors to purchase an aggregate of

1,355,000 shares of Common Stock with exercise prices equal to the market price of stock on the date of grant. The options are 10 year options (with the exception of Mr. Bonmati, a 10% shareholder, who received options to purchase
680,000 shares of Common Stock) and vest over 4 years. During 2005, the Board also approved a grant of stock options to independent consultants to purchase an aggregate of 260,000 shares of Common Stock. The value of these options was
$59,109, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and additional paid-in capital.

     At the 2005 annual meeting of stockholders on June 14, 2005, the stockholders approved an amendment to the Amended and Restated 1994 Stock Option and Incentive Plan for Employees, and the Amended and Restated 2000 Stock Option
and Incentive Plan for Non Employee Directors and Consultants, to increase the authorized number of shares reserved for stock options from 3 million to 5 million and from 1 million to 1.5 million, respectively. In addition, the stockholders approved at this meeting an amendment to the Company's Certificate of Incorporation to authorize an increase in the number of authorized shares of
Common Stock from 45,000,000 to 75,000,000.

     The Company has backlog of orders of $374,850 as of December 31, 2005 and there are no material commitments for capital expenditure as of that date. The
Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders.
For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company's research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

     The Company had a net loss of $2,388,132 ($0.06 per share based on
42,035,129 weighted average shares) for the year ended December 31, 2005 compared to net loss of $1,944,185 ($0.06 per share based on 31,235,286 weighted average shares) for the year ended December 31, 2004.

     Revenue for the year ended December 31, 2005 increased $334,648 (or 28.4%)
to $1,514,525 from $1,179,877 from the comparable period of fiscal 2004. The increase in revenue was primarily due to an increase in XCT, VibraFlex(R) and
Orbasone(TM) sales during 2005.

     Cost of revenue as a percentage of revenue was 40.5% and 44.8% for the year ended December 31, 2005 and 2004, respectively, resulting in a gross margin of
59.5% for the year ended December 31, 2005 compared to 55.2% for the comparable period of 2004. The increase in gross margin was due to an increase in
VibraFlex(R) sales in 2005, which maintains a large gross profit percentage.

     Sales and marketing expense for the year ended December 31, 2005 increased
$548,534 (or 75.4%) to $1,276,516 from $727,982 for the year ended December 31,
2004. The increase is due to the Company's increase in commissions and additional sales staff hired to market and sell the Orbasone(TM).

     General and administrative expense for the year ended December 31, 2005 increased $452,227 (or 37.9%) to $1,645,967 from $1,193,740 for the year ended
December 31, 2004. The increase was primarily due to an increase in professional fees associated with the Company's capital structure.

     Research and development expense for the year ended December 31, 2005 decreased $70,738 (or 18.3%) to $314,959 from $385,697 for the year ended
December 31, 2004. The decrease was primarily due to decreased expenses incurred as a result of the PMA process in 2004. The Orbasone(TM) was approved by FDA in
2005.

     Interest expense decreased $233,655 (or 80.9%) to $55,050 for the year ended December 31, 2005 from $288,705 for the year ended December 31, 2004.
Interest expense decreased due to the satisfaction of all notes issued in 2003 and 2004 during March 2005.

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

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error
Corrections - A Replacement of APB Opinion No. 20 and FAS Statement No. 3" ("FAS
154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have any impact on our financial statements.

Quantitative and Qualitative Disclosures of Market Risk

     The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

     All of the Company's loans payable outstanding at December 31, 2005 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $2,368 change in annual interest expense.

ITEM 7. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      26
Financial Statements:
Balance Sheet as of December 31, 2005                                        27
Statements of Operations for the years ended
December 31, 2005 and 2004                                                   28
Statements of Changes in Stockholders' Deficit
for the years ended December 31, 2005 and 2004                               29
Statements of Cash Flows for the years ended
December 31, 2005 and 2004                                                   30
Notes to Financial Statements                                                31

                        Report of Independent Registered
                             Public Accounting Firm

Stockholders and Board of Directors of
Orthometrix, Inc.:

We have audited the accompanying balance sheet of Orthometrix, Inc. (the
"Company") as of December 31, 2005 and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years ended
December 31,2005. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthometrix, Inc. as of
December 31, 2005, and the results of their operations and their cash flows for each of the two years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Radin, Glass & Co., LLP
-------------------------------------
New York, New York
February 13, 2006

                                ORTHOMETRIX, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2005

ASSETS
Current assets:
   Cash                                             $     22,861
   Accounts receivable - trade                            35,540
   Inventories                                           262,496
   Prepaid expenses and other current assets             156,131
                                                    ------------
      Total current assets                               477,028
Property and equipment, net                               42,036
Other                                                     11,658
                                                    ------------
      Total Assets                                  $    530,722
                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade                         $    704,421
   Accrued expenses                                       57,257
   Unearned service revenue                               37,945
   Related party loans                                   183,069
   Loan payable - equipment                               16,826
                                                    ------------
      Total current liabilities                          999,518
   Line of credit                                        330,000
Stockholders' deficit:
   Common stock - $0.0005 par value
      44,207,368 shares issued and outstanding
      and 75,000,000 shares authorized                    22,103
   Preferred stock - $0.0005 par value
      1,000,000 shares authorized                             --
   Additional paid-in capital                         43,041,483
   Accumulated deficit                               (43,862,382)
                                                    ------------
      Total stockholders' deficit                       (798,796)
                                                    ------------
      Total Liabilities and Stockholders' Deficit   $    530,722
                                                    ============

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                          2005          2004
                                                      -----------   -----------
Revenue                                               $ 1,514,525   $ 1,179,877
Cost of revenue                                           613,869       528,809
                                                      -----------   -----------
   Gross profit                                           900,656       651,068

Sales and marketing expense                             1,276,516       727,982
General and administrative expense                      1,645,967     1,193,740
Research and development expense                          314,959       385,697
                                                      -----------   -----------
   Operating loss                                      (2,336,786)   (1,656,351)

Interest expense                                          (55,050)     (288,705)
Interest income                                             3,679           334
Other income                                                   25           537
                                                      -----------   -----------
Net loss                                              $(2,388,132)  $(1,944,185)
                                                      ===========   ===========
Basic and diluted weighted average shares              42,053,129    31,235,286
                                                      ===========   ===========
Basic and diluted loss per share                      $     (0.06)  $     (0.06)
                                                      ===========   ===========

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                            Additional
                                                                   Common     Paid-In      Accumulated
                                         Shares        Total       Stock      Capital        Deficit
                                       ----------   -----------   -------   -----------   ------------

Balance as of December 31, 2003        29,544,621      (785,118)   14,771    38,730,176    (39,530,065)
Warrants issued as compensation
   to non-employees in connection
   with notes payable                          --       332,622        --       332,622             --
Stock options and warrants issued as
   compensation to non-employees               --        31,650        --        31,650             --
Stock options and warrants exercised      356,323        29,206       178        29,028             --
Stock issued as compensation
   to non-employees                       317,000        65,937       159        65,778             --
Notes converted to stock                5,492,995     1,431,865     2,746     1,429,119             --
Net Loss                                       --    (1,944,185)       --            --     (1,944,185)
                                       ----------   -----------   -------   -----------   ------------
Balance as of December 31, 2004        35,710,939   $  (838,023)  $17,854   $40,618,373   $(41,474,250)
                                       ==========   ===========   =======   ===========   ============
Warrants issued as compensation
   to non-employees in connection
   with notes payable                          --        43,318        --        43,318             --
Stock options and warrants issued as
   compensation to non-employees               --       277,141        --       277,141             --
Stock options and warrants exercised    1,015,000       118,901       508       118,393             --
Stock issued in connection with
   equity financing                     6,681,429     1,812,000     3,341     1,808,659             --
Notes converted to stock                  400,000       100,000       200        99,800             --
Stock issued as compensation
   to non-employees                       400,000        76,000       200        75,800             --
Net Loss                                       --    (2,388,132)       --            --     (2,388,132)
                                       ----------   -----------   -------   -----------   ------------
Balance as of December 31, 2005        44,207,368   $  (798,795)  $22,103   $43,041,484   $(43,862,382)
                                       ==========   ===========   =======   ===========   ============

                       See notes to financial statements.

                                ORTHOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 2005          2004
                                                              -----------   -----------

Cash Flows From Operating Activities:

Net loss                                                      $(2,388,132)  $(1,944,185)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Stock issued as compensation to non-employees                76,000        65,937
      Stock options and warrants issued as compensation
         to non-employees                                         277,141        31,650
      Amortization expense                                         39,984       160,197
      Depreciation expense                                          6,276         5,611
      Fair value of stock at conversion                            72,000        47,789
Changes in assets and liabilities:
      Decrease in accounts receivable                             114,235       350,273
      Increase (decrease) in inventories                         (142,036)        6,838
      Increase in prepaid expenses and other current assets       (48,335)      (56,749)
      Increase in accounts payable                                151,595       165,495
      Decrease (increase) in accrued expenses                     (86,472)       57,359
      Increase (decrease) in unearned service revenue              30,435        (4,693)
      Increase (decrease) in other liabilities                     16,826        (5,645)
                                                              -----------   -----------
         Net cash used in operating activities                 (1,880,483)   (1,120,123)
                                                              -----------   -----------
Cash Flows From Investing Activities:

   Purchase of property and equipment                             (30,557)       (3,204)
                                                              -----------   -----------
         Cash used in investing activities                        (30,557)       (3,204)
                                                              -----------   -----------
Cash Flows From Financing Activities:

   Proceeds from line of credit                                   330,000            --
   Proceeds of borrowings from unrelated parties                   70,000       405,000
   Proceeds of borrowings from related parties                    215,000       995,000
   Repayment of borrowings from related parties                  (540,000)     (350,000)
   Exercise of stock options and warrants                         118,901        29,206
   Proceeds for issuance of common stock                        1,740,000            --
                                                              -----------   -----------
         Net cash provided by financing activities              1,933,901     1,079,206
                                                              -----------   -----------
Net increase (decrease) in cash                                    22,861       (44,121)

Cash at beginning of year                                              --        44,121
                                                              -----------   -----------
Cash at end of year                                           $    22,861   $        --
                                                              ===========   ===========
Supplemental disclosure of cash flow information

   Cash paid for interest                                     $    39,836   $    50,398
                                                              ===========   ===========
   Cash paid for income taxes                                 $       696   $     2,574
                                                              ===========   ===========

                     See notes to the financial statements.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     During the past two years, the Company has experienced aggregate losses from operations of $4,332,317 and has incurred a total negative cash flow from operations of $3,000,606 for the same two-year period. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines.
     The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In October
     2005, the Company obtained $350,000 of credit from HSBC Bank USA, N.A. The line of credit has been guaranteed by certain officers and directors of the
     Company and in connection with this guarantee they have been granted warrants to purchase up to 350,000 shares of Common Stock at $0.25 per share. The Company recorded total guaranty expenses of $73,430 in connection with the issuance of warrants. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases.

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
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     In the United States and Canada, the Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers'
     warranty), as well as extended warranty contracts. Outside of the United
     States and Canada, the Company only offers one-year warranties on parts;
     the labor warranty is provided by the Company's distributors. The Company also offers six-month warranties on replacement parts worldwide. The
     Company provides warranty services to its customers in the United States and Canada. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement. Therefore, no warranty reserve is required by products sold by the Company.

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
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     Advertising

     The Company expenses the cost of advertising as incurred. Advertising expenses of approximately $23,024 and $31,100 were incurred for the years
     2005 and 2004, respectively, and are included in sales and marketing expense.

     Research and Development

     Research and development costs are charged to operations as incurred.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Income (Loss) per Share

     Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

     Options to purchase 3,792,500 and 3,432,500, shares of common stock were outstanding at December 31, 2005, and 2004, respectively, but were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

     Concentration of Credit Risk

     During 2005, approximately 62% of total sales was derived from the
     Company's eight largest customers. During 2004, approximately 48% of total sales was derived from the Company's four largest customers. The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. The
     Company sells to customers in various geographic territories worldwide.

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
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error
     Corrections - A Replacement of APB Opinion No. 20 and FAS Statement No. 3"
     ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of
     FAS 154 to have any impact on our financial statements.

3.   DISCONTINUED OPERATIONS AND CONTINGENCY:

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

3.   DISCONTINUED OPERATIONS AND CONTINGENCY (CONTINUED):

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
     2004.

     In addition, the Company was eligible to receive up to an additional $7.0 million in earn-out payments based on the net sales of certain products over a three-year period from May 1, 2002 to April 30, 2005. No amounts have been earned by the Company.

4.   DISTRIBUTION AGREEMENTS:

     STRATEC

     Under a Distribution Agreement, dated as of October 1, 1999, Stratec gave
     Bionix L.L.C., a company of which Reynald Bonmati is president, the exclusive right to distribute all Stratec products in the United States,
     Canada, Mexico, Central and South America and the Caribbean. The Company
     entered into an Assignment and Assumption Agreement, dated as of April 12,
     2002, with Bionix, L.L.C. whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

     Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and
     the Caribbean. Under the terms of the four-year Distribution Agreement, the
     Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2005, the
     Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

     NOVOTEC

     Under a Distribution Agreement, dated as of October 1, 1999, Novotec gave
     Bionix the exclusive right to distribute the Galileo(TM) and Leonardo(TM)
     product lines in the United States, Canada, Mexico, Central and South
     America and the Caribbean. The Company entered into an Assignment and
     Assumption Agreement, dated as of April 12, 2002, with Bionix, whereby
     Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

4.   DISTRIBUTION AGREEMENTS (CONTINUED):

     NOVOTEC (continued)

     Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the
     Galileo(TM) and Leonardo(TM) systems in the United States, Canada, Mexico,
     Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase the Galileo(TM)
     and Leonardo(TM) systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2005, the Distribution
     Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

     MIP

     Under a Product Approval and Licensing Agreement, dated as of February 12,
     2002, MIP licensed to Bionix the Orbasone(TM) product line. The Company entered into an Assignment and Assumption Agreement, dated as of April 12,
     2002 with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this agreement.

     Under the Product Approval and Licensing Agreement, MIP granted the Company an exclusive and perpetual authority, right and license to use the technology in the Orbasone(TM), to seek PMA approval for the Orbasone(TM)
     and to assemble, develop, manufacture, market, promote, sell, distribute and service the Orbasone(TM) in North America.

5.   INVENTORIES:

     Inventories at December 31, 2005 consist of products kits, spare parts and sub-assemblies.

6.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of December 31, 2005:

     Furniture and fixtures     $ 168,580
     Accumulated depreciation    (126,544)
                                --------
                                $  42,036
                                =========

7.   STOCKHOLDERS' EQUITY (DEFICIT):

     Effective with stockholder approval received on June 14, 2005, the Company amended its Certificate of

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

7.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Incorporation increasing the number of authorized shares of Common Stock from 45,000,000 to 75,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of
     Directors. At December 31, 2005 and 2004, there was no preferred stock outstanding.

     On December 2, 2005, the Company registered 10,926,429 shares of Common
     Stock with the filing of Form SB-2. 6,721,429 of the shares registered are currently outstanding and 4,205,000 shares are issuable upon the exercise of warrants held by certain officers, directors and unaffiliated individuals.

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

     The Amended and Restated 1994 Stock Option and Incentive Plan for Employees
     includes 5,000,000 shares of Common Stock reserved for issuance. Options are issued to employees at the discretion of the Board of Directors. During
     2005, 1,335,000 options were issued as compensation to employees. The
     Company has elected to follow APB Opinion No. 25, "Accounting for Stock
     Issued to Employees," in accounting for its employee stock options.
     Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's Common Stock on the date of grant.

     Under the Amended and Restated 2000 Stock Option Plan for Non-Employee
     Directors and Consultants (the "Board Plan"), which has 1,500,000 shares of common stock reserved for issuance, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director's first election to the Board of Directors and a grant to acquire
     5,000 shares is effective on the date of the director's reelection to the
     Board of Directors. Options are issued to consultants at the discretion of the Board of Directors. During 2005, 280,000 options were issued to non-employee directors and consultants.

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

8.   COMPENSATION PROGRAMS: (CONTINUED)

     Stock Option Plan (continued)

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
     Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2005 or 2004.

     The following is a summary of options related to the Amended and Restated
     1994 Stock Option and Incentive Plan for Employees and the Board Plan as of
     December 31:

                                                 Range of                  Range of
                                                  Option                    Option
                                                  Prices                    Prices
                                     2005       Per Share       2004       Per Share
                                  ---------   ------------   ---------   -------------

     Options outstanding
        at beginning of year      3,432,500   $0.02 - 0.67   3,150,000   $0.02 - 0.67
     Cancellations                 (560,000)  $0.06 - 0.37    (620,000)  $0.02 - 0.17
     Granted                      1,615,000   $0.19 - 0.44   1,090,000   $0.055 - 0.30
     Exercised                     (695,000)  $0.06 - 0.15    (187,500)  $0.02 - 0.531
                                  ---------   ------------   ---------   -------------
     Options outstanding at
        end of year               3,792,500                  3,432,500
                                  =========                  =========
     Options exercisable at
        end of year               1,968,563                  2,195,438
                                  =========                  =========
     Options available for
        grant at end of year      1,825,000                    380,000
                                  =========                  =========

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

8.   COMPENSATION PROGRAMS (CONTINUED):

     Stock Option Plan (Continued)

     The following table summarizes information about significant groups of stock options outstanding at December 31, 2005:

                              Options Outstanding                         Options Exercisable
                   -----------------------------------------   -----------------------------------------
                                                Weighted                                    Weighted
                     Weighted                    Average         Weighted                    Average
                     Average                   Remaining         Average                    Remaining
     Exercisable     Options     Exercise   Contractual Life     Options     Exercise   Contractual Life
       Prices      Outstanding     Price         in Years      Exercisable     Price        in Years
     -----------   -----------   --------   ----------------   -----------   --------   ----------------

     $.02 - .05     1,121,250      $.048            7              747,313     $.048             7
      .055            495,000       .055            3              495,000      .055             3
      .06 - .13       570,000       .083            5              445,000      .080             6
      .15             151,250       .150            8              151,250      .150             8
      .17             175,000       .170            8               43,750      .170             8
      .19             145,000       .190            8                    0      .190             0
      .20              60,000       .200            8               15,000      .200             8
      .22             160,000       .220            8                    0      .220             0
      .23             125,000       .230           10                    0      .230             0
      .27              20,000       .270            9                    0      .270             0
      .28              65,000       .280           10                    0      .280             0
      .30              90,000       .300            9               11,250      .300             9
      .33             510,000       .330            9                    0      .330             0
      .44              45,000       .440            9                    0      .440             0
      .531             10,000       .531            4               10,000      .531             4
      .67              50,000       .670            6               50,000      .670             6

     Had compensation expense for the Company's 2005 and 2004 grants for the stock-based compensation plan been determined based on the fair value of the options at their grant dates consistent with SFAS 123 "Accounting for
     Stock-Based Compensation", the Company's net loss and loss per common share for 2005 and 2004 would approximate the pro forma amounts below:

                                                          2005          2004
                                                      -----------   -----------
     Net loss:
        As reported                                   $(2,388,132)  $(1,944,185)
        Stock-based employee compensation                 (39,069)      (65,752)
                                                      -----------   -----------
        Pro forma                                     $(2,427,201)  $(2,009,937)
                                                      ===========   ===========
     Loss per share:
        As reported - Basic and diluted                     (0.06)        (0.06)
        Pro forma - Basic and diluted                       (0.06)        (0.06)

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

8.   COMPENSATION PROGRAMS (CONTINUED):

     Stock Option Plan (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2005 and 2004:
     dividend yield of 0%, risk-free weighted average interest rate of 4.29% and
     5%, expected volatility factor of 150% and 132% and an expected option term of 10 years (or 5 years for 10% shareholders). The weighted average fair value at date of grant for options granted during 2005 and 2004 was $0.26 and $0.17 per option, respectively.

     401(k) Plan

     Pursuant to the Orthometrix, Inc. Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the
     Company makes a contribution at the rate of 25 cents on the dollar.
     Contributions are subject to applicable limitations contained in the
     Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company's policy is to fund plan contributions as they accrue. Contribution expense was $14,103 and $13,623 for the years ended
     December 31, 2005 and 2004, respectively.

9.   INCOME TAXES:

     The Company did not record a provision for income tax expense for the years ended December 31, 2005 and 2004 since any provision would be offset by the
     Company's NOL carryforwards.

          Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

                                        2005    2004
                                       -----   -----
          Statutory income tax rate    (34.0%) (34.0%)
          Valuation allowance           42.0    42.0
          State income taxes, net of
             Federal benefit            (8.0)   (8.0)
                                       -----   -----
                                         0.0%    0.0%
                                       =====   =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

9.   INCOME TAXES (CONTINUED):

     liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities as of
     December 31 are summarized below:

                                           2005
                                       -----------
Deferred tax assets and liabilities:
   Accrued liabilities                 $    23,368
Valuation allowance                        (23,368)
                                       -----------
   Net current deferred tax assets              --
                                       -----------
   Net operating loss carryforwards     (7,990,978)
Valuation allowance                     (7,990,978)
                                       -----------
Net noncurrent deferred tax assets              --
                                       -----------
   Total deferred tax assets           $        --
                                       -----------

     Realization of the deferred tax asset is dependent on the Company's ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company's existing financial condition, in 2005 and 2004, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the
     Company recorded a valuation allowance to reduce the deferred tax assets.

     The Company has utilizable federal and state net operating loss carryforwards of approximately $19,026,137 at December 31, 2005 for income tax purposes, which expire in 2008 through 2023.

10.  COMMITMENTS AND CONTINGENCIES:

     Employees

     In 2005, the Company entered into various employee agreements with 4 new employees. In addition to their base salary, each employee was offered various benefits, and in some cases stock options.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

10.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     Leases (continued)

     future rental commitments with regard to the original and amended lease are payable as follows:

     2006    30,816
     2007    31,584
     2008    18,424
            -------
            $80,824
            =======

11.  RELATED PARTY TRANSACTIONS:

     During 2005, the Company borrowed $215,000 from certain officers and directors. $40,000 were short term, non-interest bearing loans which were repaid in 2005, $25,000 were short term loans, bearing interest at prime which mature when the Company receives their next sale proceeds, and the remaining $150,000 were notes bearing interest at prime plus one (8.25% at
     December 31, 2005) which mature one year from the date of issuance. In addition, the Company issued notes of $70,000 to unaffiliated individuals under the same note terms and conditions.

     For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
     (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

     As of December 31, 2005, $43,318 of the remaining proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $176,682 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31, 2005, the unamortized discount on the notes payable is $36,931. During 2005 and 2004, the Company recorded interest expense of $45,535 and $288,705, respectively.

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

11.  RELATED PARTY TRANSACTIONS (CONTINUED):

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
     Pursuant to such agreement, the Company sold 4,000,000 shares of Common
     Stock at $0.25 per share for a purchase price of $1,000,000 to Psilos, of which Dr. Waxman, a director of the Company, is Senior Managing Member, and sold 400,000 shares of Common Stock at $0.25 per share, for a purchase price of $100,000 to Reynald G. Bonmati, an officer and director of the
     Company. The $100,000 purchase price was deemed paid by Mr. Bonmati as a result of the cancellation of the aggregate amount of $100,000 of promissory notes issued by the Company in favor of Mr. Bonmati. On December
     15, 2004, the Company's Board of Directors ("the Board") authorized the commencement of negotiations with Psilos and other parties regarding the private sale of shares of the Company's Common Stock. The Board determined that a sale price equal to the average closing price over the 30-day period preceding the closing date, less 20%, would be appropriate. When negotiations with Psilos began on December 15, 2004, such discounted average price was approximately $0.28 per share. When Psilos was ready to close the transaction on March 3, 2005, such discounted average price had decreased to approximately $0.24 per share. The parties agreed to price the deal at $0.25 per share, with Psilos being issued 4,000,000 shares. At the request of Psilos, Mr. Bonmati agreed to purchase 400,000 shares on the same terms. The Board unanimously authorized and ratified the transaction, with the related parties abstaining from the vote. The Company sold an additional 360,000 shares of Common Stock for $90,000 in conjunction with this offering. None of the investors of the 360,000 shares were employees or officers of the Company. The market price of the Common Stock on March
     3, 2005 was $0.43. The discount on the 4,000,000 shares issued to Psilos did not relate, in any part, to compensation for director services for Dr.
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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

11.  RELATED PARTY TRANSACTIONS (CONTINUED):

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

     During September 2005 there were $65,000 borrowings from certain officers of the Company. These loans were borrowed to cover immediate cash needs prior to securing the credit facility. $40,000 were short term, non-interest bearing loans which were repaid in 2005 and $25,000 were short term loans, bearing interest at prime, which will be repaid from the proceeds of the Company's next sale.

     In October 2005, the Company obtained a $350,000 line of credit from HSBC
     Bank USA, N.A. This loan was guaranteed by certain officers of the Company.
     In connection with the guarantee, the Company issued them warrants to purchase up to 350,000 shares of Common Stock at $0.25 per share. The value of the warrants were based on the application of the Black-Scholes option pricing model and valued at $73,430. The value of the warrants was recorded as consulting expense and additional paid-in capital.

     During the fourth quarter of 2005, the Company issued $150,000 notes to certain officers and directors and $70,000 to unaffiliated individuals. The notes bear interest at prime plus one (8.25% at December 31, 2005) and mature one year from the date of issuance.

     In December 2005, the Company granted an Officer 400,000 shares of Common
     Stock at $0.19 per share for services rendered. The value of the stock was
     $76,000 and recorded as consulting expense, additional paid in capital, and common stock.

     TRANSACTIONS WITH BIONIX

     The Company and Bionix, a company of which Reynald G. Bonmati, the
     President and Chairman of the Board of the Company is President, were parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from
     contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company had the right to purchase and sell the pQCT(R) and Galileo(TM) systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company had the right to purchase and sell the Genestone 190 systems and products. During fiscal year 2002, the Company purchased from Bionix systems and products equal to approximately $4,500. Following the asset sale to Cooper, the
     Company focused exclusively on its musculoskeletal products and all Bionix rights from MIP were assigned to the Company for one dollar. Such rights also include the exclusive and perpetual authority, right and license in
     North America to seek PMA approval for the

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

11.  RELATED PARTY TRANSACTIONS (CONTINUED):

     TRANSACTIONS WITH BIONIX (continued)

     Orbasone(TM), and to assemble, manufacture, market, sell and service the
     Orbasone(TM). The Orbasone(TM) systems and products have not yet been approved by the U.S. Food and Drug Administration for sale in the U.S.

12.  SUPPLEMENTAL SALES AND CUSTOMER INFORMATION:

     During 2005, approximately 62% of total sales were derived from the
     Company's eight largest customers. During 2004, approximately 48% of total sales were derived from the Company's four largest customers. The Company's largest customers are medical device distributors.

     The Company's sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

                                 2005                 2004
                          ------------------   ------------------
     Pacific Rim          $   56,394    3.72%  $       --      --%
     Europe/Middle East           --      --        3,000     .26
     Latin America            33,844    2.23        8,257     .70
     Canada                  224,074   14.79       13,597    1.15
     Export Sales                 --      --           --      --
     Domestic Sales        1,200,213   79.26    1,155,023   97.89
                          ----------   -----   ----------   -----
                          $1,514,525   100.0%  $1,179,877   100.0%
                          ==========   =====   ==========   =====

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                         2005 Quarters
                              -------------------------------------------------------------------
                                 First         Second        Third         Fourth        Total
                              -----------   -----------   -----------   -----------   -----------

Revenue                       $   470,980   $   391,484   $   302,981   $   349,080   $ 1,514,525
Gross Profit                      296,650       221,831       167,219       214,956       900,656
Operating loss                   (577,780)     (343,925)     (564,850)     (850,231)   (2,336,786)
Net loss                         (616,865)     (341,734)     (564,649)     (864,884)   (2,388,132)

Weighted average shares:
Basic and diluted              37,935,677    42,949,624    43,470,248    43,777,205    42,035,129
Basic and diluted per share   $     (0.02)        (0.01)        (0.01)        (0.02)        (0.06)

                               ORTHOMETRIX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

13.  QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED)

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

                                ORTHOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

ITEM 13. EXHIBITS

2.1     Asset Purchase Agreement with Cooper Surgical Acquisition Corp. and
        Orthometrix, Inc. (E)

3.1     Restated Certificate of Incorporation of Orthometrix, Inc. (C)

3.2     Certificate of Amendment of Restated Certificate of Incorporation (F)

3.3     By-laws of Orthometrix, Inc. as amended (D)

4.1     Form of warrant to purchase shares of common stock of Orthometrix, Inc.
        (G)

+10.1   Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)

+10.2   Product Approval and Licensing Agreement, dated February 12, 2002, by and between M.I.P. GmbH and Bionix L.L.C. (A)

+10.3   Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)

+10.4   Distribution Agreement, dated as of October 1, 1999, by and between
        Stratec Medizintechnik, GmbH and Bionix, L.L.C. (A)

+10.5   Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)

+10.6   Distribution Agreement, dated as of October 1, 1999 by and between
        Novotec Maschinen GmbH and Bionix, L.L.C. (A)

10.7    $50,000 Promissory Note, dated October 4, 2005, between Orthometrix,
        Inc. and Michael Huber (G)

ITEM 13. EXHIBITS (Continued)

10.8    $20,000 Promissory Note, dated October 11, 2005, between Orthometrix,
        Inc. and John Utzinger (G)

10.9    $100,000 Promissory Note, dated November 18, 2005, between Orthometrix,
        Inc. and Reynald Bonmati (G)

10.10   $50,000 Promissory Note, dated December 12, 2005, between Orthometrix,
        Inc. and The Chrystele Bonmati Trust

10.11   Securities Purchase Agreement, dated February 25, 2005, between
        Orthometrix, Inc. and Rock Creek Investment Partners, L.P. (B)

10.12   Securities Purchase Agreement, dated March 3, 2005, between Orthometrix,
        Inc. and Psilos Group Partners II SBIC, L.P. (B)

10.13   Amended and Restated 1994 Stock Option and Incentive Plan for Employees
        (F)

10.14   Amended and Restated 2000 Stock Option and Incentive Plan for Non
        Employee Directors and Consultants (F)

10.15   Small Business Grid Note, dated October 3, 2005, between HSBC Bank USA,
        N.A. and Orthometrix, Inc. (G)

10.16   General Security Agreement, dated October 3, 2005, between HSBC Bank
        USA, N.A. and Orthometrix, Inc. (G)

23.1    Consent of Radin, Glass & Co., LLP (G)

23.2    Consent of Kirkpatrick & Lockhart Nicholson Graham LLP (G)

23.3    Power of Attorney (included on signature page)

Exhibits required by Item 601 of Regulation S-B are filed herewith:

31.1    Chief Executive Officer's Certification, pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

31.2    Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 13. EXHIBITS (Continued)

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

(E)     This Exhibit was previously filed as an Exhibit to the Company's Report on Form 8-K dated April 15, 2002, as incorporated herein by reference.

(F)     This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10QSB dated August 2, 2005, as incorporated herein by reference.

(G)     This Exhibit was previously filed as an Exhibit to the Company's
        Registration Statement on Form SB-2 (Registration No. 333-130095),
        effective December 14, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          1.   Audit Fees - The aggregate fees for the years ended December 31,
               2005 and 2004 for professional services rendered by Radin, Glass
               & Co., LLP for the audit of annual financial statements and review of financial statements included in any Form 10-QSB or services that are normally provided by the accountant in
               connection with statutory and regulatory filings or engagements are approximately $28,500 in 2004 and $32,000 in 2005.

          2.   Audit-Related Fees - The registrant did not pay any audit-related fees during the years ended December 31, 2005 and 2004 that are not reported under paragraph 1 above.

          3.   Tax Fees - The registrant did not pay any fees during the years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

          4.   All Other Fees - The registrant did not pay any other fees during the years ended December 31, 2005 and 2004 other than those reported in paragraphs 1 through 3 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White
Plains, New York, on the 22nd day of February, 2006.

                                        ORTHOMETRIX, INC.

                                        By: /s/ Reynald Bonmati
                                            ------------------------------------
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

        Signature               Capacity In Which Signed              Date
        ---------               ------------------------              ----

/s/ Reynald G. Bonmati    Chairman of the Board and President  February 22, 2006
------------------------   (Principal Executive Officer); and
Reynald G. Bonmati                      Director

/s/ Neil H. Koenig        Chief Financial Officer (Principal   February 22, 2006
------------------------    Financial Officer and Principal
Neil H. Koenig                    Accounting Officer)

/s/ Michael W. Huber                    Director               February 22, 2006
------------------------
Michael W. Huber

/s/ Andre-Jacques Neusy                 Director               February 22, 2006
------------------------
Andre-Jacques Neusy

/s/ William Orr                         Director               February 22, 2006
------------------------
William Orr

/s/ Albert S. Waxman                    Director               February 22, 2006
------------------------
Albert S. Waxman

