Form 10QSB
period 2006-03-31
ORTHOMETRIX  INC
filed 2006-05-10
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________

                         Commission file number 0-26206
                                                -------

                            Orthometrix, Inc.
                            -----------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                   06-1387931
-----------------------------------------------------     ----------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)

106 Corporate Park Drive, Suite 102, White Plains, NY             10604
-----------------------------------------------------     ----------------------
      (Address of principal executive office)                   (Zip Code)

    Registrant's telephone number, including area code     (914) 694-2285
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

There were 44,353,618 shares of common stock outstanding as of April 21, 2006.

                                    1 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
BALANCE SHEET (UNAUDITED)

ASSETS
------
                                                                March 31, 2006
                                                               ---------------
Current assets:

      Cash                                                     $      210,379
      Accounts receivable - trade                                      32,885
      Inventories                                                     359,829
      Prepaid expenses and other current assets                       215,394
                                                               ---------------

         Total current assets                                         818,487

Property and equipment, net                                           100,621
Other                                                                  11,658
                                                               ---------------

         Total Assets                                          $      930,766
                                                               ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

      Accounts payable - trade                                  $     876,240
      Accrued expenses                                                 80,952
      Related party loans                                             410,716
      Unearned service revenue                                         65,554
      Loan payable - equipment                                         16,290
      Line of credit                                                  340,000
                                                               ---------------

         Total current liabilities                                  1,789,752

Long term loan payable - equipment                                     51,154

Stockholders' deficit:

      Common stock - par value $.0005 per share,
         75,000,000 shares authorized, and 44,353,618
         shares issued and outstanding                                 22,176
      Preferred stock - par value $.0005 per share,
         1,000,000 shares authorized                                        -
      Additional paid-in capital                                   43,183,233
      Accumulated deficit                                         (44,115,549)
                                                               ---------------

         Total stockholders' deficit                                 (910,140)
                                                               ---------------

         Total Liabilities and Stockholders' Deficit           $      930,766
                                                               ===============

                       See notes to financial statements.

                                    2 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                                      2006              2005
                                             ----------------    ---------------

Revenue                                      $       748,066     $      470,980
Cost of revenue                                      223,798            174,330
                                                -------------       ------------
          Gross profit                               524,268            296,650

Sales and marketing expense                          443,559            350,633
General and administrative expense                   335,498            388,555
Research and development expense                      42,031            135,242
                                             ----------------    ---------------

          Operating loss                            (296,820)          (577,780)

Interest expense                                     (31,645)           (40,329)
Interest income                                           67              1,244
Other income                                          75,231                  -
                                             ----------------    ---------------

          Net loss                           $      (253,167)    $     (616,865)
                                             ================    ===============

Basic and diluted weighted average shares         44,288,618         37,935,677
                                             ================    ===============

Basic and diluted loss per share:
          Net loss                           $         (0.01)    $        (0.02)
                                             ================    ===============

                       See notes to financial statements.

                                    3 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)                FOR THE THREE MONTHS ENDED
                                                    MARCH 31,        MARCH 31,
                                                      2006             2005
                                                  -------------    -------------

Cash Flows From Operating Activities:

Net loss                                          $  (253,167)     $  (616,865)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Stock options and warrants issued              61,479          153,050
        Non cash compensation                               -           72,000
        Amortization expense                           15,945           33,597
        Depreciation expense                            5,443            1,266
Changes in assets and liabilities:
        Decrease in accounts receivable                 2,655           14,859
        Increase in inventories                       (97,333)         (26,785)
        Increase in prepaid expenses and
          other current assets                        (59,263)         (47,248)
        Increase (decrease) in accounts
          payable                                     171,819         (192,198)
        Increase (decrease) in accrued
          expenses                                     23,695           (9,329)
        Increase in unearned service
          revenue                                      27,609           12,250
        Increase in unearned income                         -           99,650
                                                  -------------    -------------

      Net cash used in operating activities          (101,118)        (505,753)
                                                  -------------    -------------

Cash Flows From Investing Activities:

      Purchases of property and equipment             (11,831)               -
                                                  -------------    -------------

      Cash used in investing activities               (11,831)               -
                                                  -------------    -------------

Cash Flows From Financing Activities:

      Repayment of borrowings from
        related parties                                     -         (500,000)
      Proceeds of borrowings from related
        parties                                       275,000                -
      Proceeds for issuance of common
        stock                                               -        1,740,000
      Exercise of stock options                        17,046            5,650
      Proceeds from line of credit                     10,000                -
      Repayment of loan payable - equipment            (1,579)               -
                                                  -------------    -------------

      Net cash provided by financing activities       300,467        1,245,650
                                                  -------------    -------------

Net increase in cash                                  187,518          739,897

Cash at beginning of period                            22,861                -
                                                  -------------    -------------

Cash at end of period                             $   210,379      $   739,897
                                                  =============    =============

Supplemental disclosure of non-cash investing
  and financing activities:
Purchase of property and equipment                     64,028                -
Less: Amount financed                                 (52,197)               -
                                                  -------------    -------------

                                                       11,831                -
                                                  =============    =============

                       See notes to financial statements.

                                    4 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.         BASIS OF PRESENTATION AND GOING CONCERN
           ---------------------------------------

           The financial statements of Orthometrix, Inc. presented herein, have been prepared pursuant to the rules of the Securities and Exchange
           Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of
           America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended
           December 31, 2005, and included in the Company's Report on Form
           10-KSB as filed with the Securities and Exchange Commission on
           February 24, 2006. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments
           (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

           During the past two fiscal years ended December 31, 2005 and 2004, the Company has experienced aggregate losses from operations of
           $4,332,317 and has incurred total negative cash flow from operations of $3,000,606 for the same two-year period. During the three months ended March 31, 2006 the Company experienced a net loss of $253,167 and a negative cash flow from operating activities of $101,118. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           The Company's continued existence is dependent upon several factors including increased sales volume and the ability to achieve profitability on the sale of some of the Company's remaining product lines. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining lines of credit. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. On February 1, 2006, the Company formed an alliance with Healthcare Reimbursement Solutions, Inc. ("HRSI") to provide customers using the Orbasone(TM) ESWT pain management system with a broad range of billing advisory services. These services include billing and reimbursement consulting, turn-key billing, as well as a reimbursement hotline dedicated to one on one consulting and assistance with denial and claim review. The services of HRSI are provided to customers at no extra charge. The Company has also implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received. The Company is also requesting prepayment from customers and attempting to more closely coordinate the timing of purchases.

           The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

2.         INVENTORIES
           -----------

           As of March 31, 2006, inventories consisted of $359,829 of sub-assemblies, parts and spare parts.

3.         CASH FLOWS
           ----------

           The Company paid $10,469 and $37,053 for interest during the three months ended March 31, 2006 and 2005, respectively.

                                    5 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

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
           -----------

           The Company leases its corporate office space located in White
           Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

                                    2006             $        30,816
                                    2007                      31,584
                                    2008                      18,424
                                                     -----------------
                                                     $        80,824
                                                     =================

6.         RELATED PARTY TRANSACTIONS
           --------------------------

           During the three months ended March 31, 2006, the Company borrowed
           $275,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005.
           $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 of the borrowings in
           2005 were short term loans, bearing interest at prime which mature when the Company receives their next sale proceeds, and the remaining
           $495,000 were notes issued in 2005 and 2006 that bear interest at the
           JPMorgan Chase prime rate plus one (8.75% at March 31, 2006) which mature one year from the date of issuance.

           As of March 31, 2006, $106,618 of the remaining proceeds received were allocated to the warrants based on the application of the
           Black-Scholes option pricing model, with the remaining proceeds of
           $388,382 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 2006, the unamortized discount on the notes payable is $84,284. During the quarter ending March 31, 2006, the
           Company recorded interest expense of $15,946.

                                    6 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

7.       STOCK-BASED COMPENSATION
         ------------------------

           Beginning in the first quarter of 2006, the Company applied SFAS No.
           123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") to
           determine the compensation cost of stock options granted to employees and non-employees based on the fair value method. Non-cash compensation cost is recognized over the service or vesting period.

           During the three months ended March 31, 2006, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 430,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant. The options are 10-year options
           (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $61,479. The value of options was recorded as non-cash compensation expense and additional paid-in capital.

                                    7 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
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

           Critical Accounting Policies And Estimates
           ------------------------------------------

           The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amount of revenues and expenses during the periods presented. Estimates are used when accounting for the allowance for uncollectible receivables, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company rely are reasonable based upon information available at the time they are made.

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

           Other than the bone densitometry systems, the Company's products are covered by warranties provided by its vendors. Therefore, no warranty reserve is required on such products. In the United States and
           Canada, the Company offers one-year warranties covering parts and labor on both hardware and software components of its bone densitometry systems (except for computer systems, if any, which are covered under their respective manufacturers' warranty). Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the distributors. The provision for product warranties represents an estimate for future claims arising under the terms of the various product warranties. The estimated future claims are accrued at the time of sale. To the extent that the Company provides warranty services for products that the Company does not manufacture, the
           Company invoices the manufacturer for the costs of performing such warranty services.

           The Company has no obligations to provide any other services to any of its third party dealers or distributors or their customers.

                                    8 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
          ----------------------------------------------------------------------

          Critical Accounting Policies And Estimates (Continued)
          ------------------------------------------------------

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

          Liquidity and Capital Resources
          -------------------------------

          The Company has financed operations for the past three years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2005 and 2004, the Company incurred aggregate net losses from operations of $4,332,317 and negative cash flow from operations of $3,000,606. During the three months ended
          March 31, 2006, the Company incurred a net loss of $253,167 and negative cash flow from operations of $101,118. As of March 31, 2006, the Company had $210,379 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          The Company's continued existence is dependent upon several factors including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. In order to increase cash flow, the
          Company is continuing its efforts to stimulate sales. On February 1,
          2006, the Company formed an alliance with Healthcare Reimbursement
          Solutions, Inc. ("HRSI") to provide customers using the Orbasone(TM)
          ESWT pain management system with a broad range of billing advisory services. These services include billing and reimbursement consulting, turn-key billing, as well as a reimbursement hotline dedicated to one on one consulting and assistance with denial and claim review. The services of HRSI are provided to customers at no extra charge. In order to manage credit risk, the Company has begun to implement higher credit standards for customers and to emphasize the receipt of down payments from customers at the time their purchase orders are received. The Company has also begun to request more prepayments from customers and attempt to more closely coordinate the timing of purchases with the timing of orders for products. The Company cannot predict whether or to what extent these risk management functions may slow its ability to grow revenues.

                                    9 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
          ----------------------------------------------------------------------

          Liquidity and Capital Resources (Continued)
          -------------------------------------------

          The Company is pursuing several initiatives to increase liquidity, including obtaining equity and debt financings and a bank line of credit. On March 31, 2006, the Company had outstanding borrowings of
          $340,000 in principal amount under the existing line of credit with
          HSBC Bank USA, N.A. Interest on borrowings under the credit line accrues at HSBC's prime rate plus 1.50%.

          The level of the Company's cash and cash equivalents increased to
          $210,379 at March 31, 2006 from $22,861 at December 31, 2005. The
          Company expended $101,118 in cash for operations and $11,831 for investments during the three months ended March 31, 2006 which were offset by $300,467 in cash provided by financing activities during the three month period. Through these financing activities the
          Company received $275,000 in loans from officers and directors,
          $17,046 pursuant to the exercise of stock options, and $10,000 from the HSBC line of credit, which were slightly offset by the repayment of equipment loan payable of $1,579.

          During the three months ended March 31, 2006, the Company borrowed
          $275,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005.
          $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 of the borrowings in
          2005 were short term loans, bearing interest at prime which mature when the Company receives their next sale proceeds, and the remaining
          $495,000 were notes issued in 2005 and 2006 that bear interest at the
          JPMorgan Chase prime rate plus one (8.75% at March 31, 2006) which mature one year from the date of issuance.

          As of March 31, 2006, $106,618 of the remaining proceeds received were allocated to the warrants based on the application of the
          Black-Scholes option pricing model, with the remaining proceeds of
          $388,382 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 2006, the unamortized discount on the notes payable is $84,284. During the quarter ending March 31, 2006, the
          Company recorded interest expense of $15,946.

          During the three months ended March 31, 2006, the Board approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 430,000 shares of Common
          Stock with exercise prices equal to the market price of stock on the date of grant. The options are 10 year options (with the exception of
          Mr. Bonmati, a 10% shareholder, who received options to purchase
          45,000 shares of Common Stock) and vest over 4 years. The value of these options was $61,479, based on the application of the
          Black-Scholes option pricing model and this value was recorded as non-cash compensation expense and additional paid-in capital.

          The Company had a backlog of orders of $113,080 as of March 31, 2006 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company's research or development programs. The

                                    10 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
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

          Results of Operations
          ---------------------

          The Company had a net loss of $253,167 ($0.01 per share based on
          44,288,618 weighted average shares) for the three months ended March
          31, 2006 compared to net loss of $616,865 ($0.02 per share based on
          37,935,677 weighted average shares) for the three months ended March
          31, 2005.

          Revenue for the three months ended March 31, 2006 increased $277,086
          (or 58.8%) to $748,066 from $470,980 from the comparable period of fiscal 2005. The increase in revenue was primarily due to an increase in Orbasone(TM) sales during 2006.

          Cost of revenue as a percentage of revenue was 29.9% and 37.0% for the three months ended March 31, 2006 and 2005, respectively, resulting in a gross margin of 70.1% for the three months ended March
          31, 2006 compared to 63.0% for the comparable period of 2005. The increase in gross margin was due to an increase in Orbasone(TM) sales in 2006, which maintains a large gross profit percentage.

          Sales and marketing expense for the three months ended March 31, 2006 increased $92,926 (or 26.5%) to $443,559 from $350,633 for the three months ended March 31, 2005. The increase is due to the Company's increase in commissions and additional sales staff hired to market and sell the Orbasone(TM).

          General and administrative expense for the three months ended March
          31, 2006 decreased $53,057 (or 13.7%) to $335,498 from $388,555 for the three months ended March 31, 2005. The decrease was primarily due to a decrease in non-cash compensation associated with the equity financing in 2005.

          Research and development expense for the three months ended March 31,
          2006 decreased $93,211 (or 68.9%) to $42,031 from $135,242 for the three months ended March 31, 2005. The decrease was primarily due to decreased expenses incurred as a result of the PMA process in 2005.
          The Orbasone(TM) was approved by FDA in 2005.

          Interest expense decreased $8,684 (or 21.5%) to $31,645for the three months ended March 31, 2006 from $40,329 for the three months ended
          March 31, 2005. Interest expense decreased due to the satisfaction of all notes issued in 2003 and 2004 during March 2005.

          Other income increased $75,231 (or 100%) for the three months ended
          March 31, 2006. The increase was due to the balance adjustment of the legal reserve.

                                   11 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
          ----------------------------------------------------------------------

          New Accounting Pronouncements
          -----------------------------

          In May 2005, the FASB issued FAS No. 154, "Accounting Changes and
          Error Corrections - A Replacement of APB Opinion No. 20 and FAS
          Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impractical to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December
          15, 2005. The Company does not expect the adoption of FAS 154 to have any impact on the financial statements.

          Quantitative and Qualitative Disclosures of Market Risk
          -------------------------------------------------------

          The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

          All of the Company's loans payable outstanding at March 31, 2006 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $9,274 change in annual interest expense.

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

                                    12 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           None.

ITEM 6.    EXHIBITS
           --------

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

                                    13 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

ITEM 6.    EXHIBITS (CONTINUED)
           --------------------

             10.10     $50,000 Promissory Note, dated December 12, 2005, between
                       Orthometrix,  Inc. and The Chrystele Bonmati Trust (H)

             10.11     $25,000 Promissory Note, dated January 17, 2006, between
                       Orthometrix, Inc. and The Chrystele Bonmati Trust

             10.12     $150,000 Promissory Note, dated February 28, 2006,
                       between Orthometrix, Inc. and Reynald Bonmati

             10.13     $100,000 Promissory Note, dated March 15, 2006, between
                       Orthometrix, Inc. and The Chrystele Bonmati Trust

             10.14     Securities Purchase Agreement, dated February 25, 2005,
                       between Orthometrix,  Inc. and Rock Creek Investment
                       Partners, L.P. (B)

             10.15     Securities Purchase Agreement, dated March 3, 2005,
                       between Orthometrix, Inc. and Psilos Group Partners II
                       SBIC, L.P. (B)

             10.16     Amended and Restated 1994 Stock Option and Incentive Plan
                       for Employees (F)

             10.17     Amended and Restated 2000 Stock Option and Incentive Plan
                       for Non Employee Directors and Consultants (F)

             10.18     Small Business Grid Note, dated October 3, 2005, between
                       HSBC Bank USA, N.A. and Orthometrix, Inc. (G)

             10.19     General Security Agreement, dated October 3, 2005,
                       between HSBC Bank USA, N.A. and Orthometrix, Inc. (G)

             23.1      Consent of Radin, Glass & Co., LLP (G)

             23.2      Consent of Kirkpatrick & Lockhart Nicholson Graham
                       LLP (G)

             24        Power of Attorney (included on signature page)

           Exhibits required by Item 601 of Regulation S-B are filed herewith:

             31.1      Chief Executive Officer's Certification, pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2      Chief Financial Officer's Certification, pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                                    14 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------

ITEM 6.    EXHIBITS (CONTINUED)
           --------------------

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

             (F)       This Exhibit was previously filed as an Exhibit to the
                       Company's Report on Form 10-QSB dated August 2, 2005,
                       as incorporated herein by reference.

             (G)       This Exhibit was previously filed as an Exhibit to the
                       Company's Registration Statement on Form SB-2
                       (Registration No. 333-130095), effective December 14,
                       2005, and is incorporated herein by reference.

             (H)       This Exhibit was previously filed as an Exhibit to the
                       Company's Report on Form 10-KSB dated February 22, 2006,
                       as incorporated herein by reference.

                                    15 of 16

                                ORTHOMETRIX, INC.
                                -----------------
                           FORM 10-QSB MARCH 31, 2006
                           --------------------------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ORTHOMETRIX, INC.
                   -----------------

                           BY:      /s/ Reynald G. Bonmati
                                    --------------------------------------------
                                    Reynald G. Bonmati
                                    President

                           BY:      /s/ Neil H. Koenig
                                    --------------------------------------------
                                    Neil H. Koenig
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                    Dated: 5/10/06
                                           ----------------------

                                    16 of 16