Form 10QSB
period 2006-06-30
ORTHOMETRIX  INC
filed 2006-08-07
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

There were 44,488,618 shares of common stock outstanding as of July 25, 2006.

                                     1 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Balance Sheet (Unaudited)

                                                                  June 30, 2006
                                                                  -------------
ASSETS
Current assets:
   Cash                                                            $      6,758
   Accounts receivable - trade                                          450,363
   Inventories                                                          515,606
   Prepaid expenses and other current assets                            298,720
                                                                   ------------
      Total current assets                                            1,271,447
Property and equipment, net                                              96,176
Other                                                                    11,658
                                                                   ------------
      Total Assets                                                 $  1,379,281
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade                                        $  1,120,894
   Accrued expenses                                                      47,727
   Related party loans                                                  781,143
   Unearned service revenue                                              78,465
   Loan payable - equipment                                              16,659
   Line of credit                                                       350,000
                                                                   ------------
      Total current liabilities                                       2,394,888
Long term loan payable - equipment                                       46,593
Stockholders' deficit:
   Common stock - par value $.0005 per share,
      75,000,000 shares authorized, and 44,353,618
      shares issued and outstanding                                      22,176
   Preferred stock - par value $.0005 per share,
      1,000,000 shares authorized                                            --
   Additional paid-in capital                                        43,427,250
   Accumulated deficit                                              (44,511,626)
                                                                   ------------
      Total stockholders' deficit                                    (1,062,200)
                                                                   ------------
      Total Liabilities and Stockholders' Deficit                  $  1,379,281
                                                                   ============

                       See notes to financial statements.

                                     2 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED
                                                      -------------------------
                                                        JUNE 30,       JUNE 30,
                                                          2006           2005
                                                      -----------   -----------
Revenue                                               $ 1,460,022   $   862,464
Cost of revenue                                           509,047       343,982
                                                      -----------   -----------
   Gross profit                                           950,975       518,482
Sales and marketing expense                               864,613       545,774
General and administrative expense                        669,177       666,210
Research and development expense                           67,529       228,203
                                                      -----------   -----------
   Operating loss                                        (650,344)     (921,705)
Interest expense                                          (96,139)      (40,329)
Interest income                                             2,008         3,435
Other income                                               95,231            --
                                                      -----------   -----------
   Net loss                                           $  (649,244)  $  (958,599)
                                                      ===========   ===========
Basic and diluted weighted average shares              44,321,298    40,456,500
                                                      ===========   ===========
Basic and diluted loss per share:
   Net loss                                           $     (0.01)  $     (0.02)
                                                      ===========   ===========

                       See notes to financial statements.

                                     3 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                        JUNE 30,      JUNE 30,
                                                          2006         2005
                                                      -----------   -----------
Revenue                                               $   711,956   $   391,484
Cost of revenue                                           285,249       169,653
                                                      -----------   -----------
   Gross profit                                           426,707       221,831
Sales and marketing expense                               421,054       195,140
General and administrative expense                        333,679       277,654
Research and development expense                           25,498        92,962
                                                      -----------   -----------
   Operating loss                                        (353,524)     (343,925)
Interest expense                                          (64,494)           --
Interest income                                             1,941         2,191
Other income                                               20,000            --
                                                      -----------   -----------
   Net loss                                           $  (396,077)  $  (341,734)
                                                      ===========   ===========
Basic and diluted weighted average shares              44,353,618    42,949,621
                                                      ===========   ===========
Basic and diluted loss per share:
   Net loss                                           $     (0.01)  $     (0.01)
                                                      ===========   ===========

                       See notes to financial statements.

                                     4 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                          -----------------------------
                                                                          JUNE 30, 2006   JUNE 30, 2005
                                                                          -------------   -------------

Cash Flows From Operating Activities:
Net loss                                                                    $(649,244)     $ (958,599)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Stock options and warrants issued                                        78,526         153,050
      Non cash compensation                                                        --          72,000
      Amortization expense                                                     53,343          33,597
      Depreciation expense                                                      9,888           2,815
Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                             (414,823)         15,995
      Increase in inventories                                                (253,110)        (56,476)
      Increase in prepaid expenses and other current assets                  (142,589)        (28,568)
      Increase (decrease) in accounts payable                                 416,472         (87,312)
      Decrease in accrued expenses                                             (9,530)       (116,105)
      Increase in unearned service revenue                                     40,520           6,203
                                                                            ---------      ----------
   Net cash used in operating activities                                     (870,547)       (963,400)
                                                                            ---------      ----------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                        (11,831)         (1,954)
                                                                            ---------      ----------
   Cash used in investing activities                                          (11,831)         (1,954)
                                                                            ---------      ----------
Cash Flows From Financing Activities:
   Repayment of borrowings from related parties                              (160,000)       (500,000)
   Proceeds of borrowings from related parties                                995,000              --
   Proceeds for issuance of common stock                                           --       1,740,000
   Exercise of stock options                                                   17,046           8,150
   Proceeds from line of credit                                                20,000              --
   Repayment of loan payable - equipment                                       (5,771)             --
                                                                            ---------      ----------
   Net cash provided by financing activities                                  866,275       1,248,150
                                                                            ---------      ----------
Net increase in cash                                                          (16,103)        282,796
Cash at beginning of period                                                    22,861              --
                                                                            ---------      ----------
Cash at end of period                                                       $   6,758      $  282,796
                                                                            =========      ==========
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment                                             64,028              --
Less: Amount financed                                                         (52,197)             --
                                                                            ---------      ----------
                                                                               11,831              --
                                                                            =========      ==========

                       See notes to financial statements.

                                     5 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
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

     During the past two fiscal years ended December 31, 2005 and 2004, the
     Company has experienced aggregate losses from operations of $4,332,317 and has incurred total negative cash flow from operations of $3,000,606 for the same two-year period. During the six months ended June 30, 2006 the Company experienced a net loss of $649,244 and a negative cash flow from operating activities of $870,547. These matters raise substantial doubt about the
     Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

                                     6 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

2.   INVENTORIES

     As of June 30, 2006, inventories consisted of $515,606 of sub-assemblies, parts, spare parts and finished goods.

3.   CASH FLOWS

     The Company paid $23,578 and $37,053 for interest during the six months ended June 30, 2006 and 2005, respectively.

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

     2006   $30,816
     2007    31,584
     2008    18,424
            -------
            $80,824
            =======

                                     7 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

6.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2006, the Company borrowed $995,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005. $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005.
     $25,000 of the borrowings in 2005 were short term loans, bearing interest at prime. $270,000 of the borrowings in 2006 were short term, interest bearing loans, of which $160,000 were repaid in 2006. The remaining
     $945,000 were notes issued in 2005 and 2006 that bear interest at the
     JPMorgan Chase prime rate plus one (9% at June 30, 2006) which mature one year from the date of issuance.

     As of June 30, 2006, $333,588 of the remaining proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $611,412 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30, 2006, the unamortized discount on the notes payable is $273,857. During the quarter ending June 30, 2006, the Company recorded interest expense of $37,398.

7.   STOCK-BASED COMPENSATION

     Beginning in the first quarter of 2006, the Company applied SFAS No. 123
     (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") to determine the compensation cost of stock options granted to employees and non-employees based on the fair value method. Non-cash compensation cost is recognized over the service or vesting period.

     During the six months ended June 30, 2006, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 500,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years.
     The value of these issuances was based on the application of the
     Black-Scholes option pricing model and valued at $78,526. The value of options was recorded as non-cash compensation expense and additional paid-in capital.

                                     8 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

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

                                     9 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Critical Accounting Policies And Estimates (Continued)

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

     Liquidity and Capital Resources

     The Company has financed operations for the past three years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2005 and 2004, the Company incurred aggregate net losses from operations of $4,332,317 and negative cash flow from operations of $3,000,606. During the six months ended June 30, 2006, the Company incurred a net loss of $649,244 and negative cash flow from operations of
     $870,547. As of June 30, 2006, the Company had $6,758 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                                    10 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     On July 6, 2006, the Company formed Orbasone Mobile, LLC, ("Orbasone
     Mobile") a limited liability company and a wholly-owned subsidiary of the
     Company. Orbasone Mobile will provide an extracorporeal shock wave therapy
     ("ESWT") mobile service to healthcare providers using the Company's
     Orbasone ESWTTM Pain Relief System ("Orbasone").

     Beginning on August 1, 2006, Healthcare Reimbursement Solutions, Inc.
     ("HRSI") will provide the following services to healthcare providers serviced by Orbasone Mobile: seek insurance carrier ESWT procedure authorizations for their patients, submit insurance claims and any related appeals, and issue collection payments. On February 1, 2006, the Company had formed an alliance with HRSI to provide customers using the Orbasone with a broad range of billing advisory services. These services included billing and reimbursement consulting, turn-key billing, as well as a reimbursement hotline dedicated to one on one consulting and assistance with denial and claim review. Beginning August 1, 2006, the reimbursement hotline provided by HRSI will be discontinued and replaced by the reimbursement services mentioned above and provided through Orbasone
     Mobile.

     The Company is pursuing several initiatives to increase liquidity, including obtaining equity and debt financings and a bank line of credit.
     On June 30, 2006, the Company had outstanding borrowings of $350,000 in principal amount under the existing line of credit with HSBC Bank USA, N.A.
     Interest on borrowings under the credit line accrues at HSBC's prime rate plus 1.50%.

     The level of the Company's cash and cash equivalents decreased to $6,758 at
     June 30, 2006 from $22,861 at December 31, 2005. The Company expended
     $870,547 in cash for operations and $11,831 for investments during the six months ended June 30, 2006 which were offset by $866,275 in cash provided by financing activities during the six month period. Through these financing activities the Company received $995,000 in loans from officers and directors, $17,046 pursuant to the exercise of stock options, and
     $20,000 from the HSBC line of credit, which were offset by the repayment of equipment loan payable of $5,771 and $160,000 repayment of borrowings.

     During the six months ended June 30, 2006, the Company borrowed $995,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005. $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005.
     $25,000 of the borrowings in 2005 were short term loans, bearing interest at prime which mature when the Company receives their next sale proceeds.
     $270,000 of the borrowings in 2006 were short term, interest bearing loans, of which $160,000 were repaid in 2006. The remaining $945,000 were notes issued in 2005 and 2006 that bear interest at the JPMorgan Chase prime rate plus one (9% at June 30, 2006) which mature one year from the date of issuance.

     As of June 30, 2006, $333,588 of the remaining proceeds received were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $611,412 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30, 2006, the unamortized discount on the notes payable is $273,857. During the quarter ending June 30, 2006, the Company recorded interest expense of $37,398.

                                    11 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Liquidity and Capital Resources (Continued)

     During the six months ended June 30, 2006, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 500,000 shares of its common stock with exercise prices equal to the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years.
     The value of these issuances was based on the application of the
     Black-Scholes option pricing model and valued at $78,526. The value of options was recorded as non-cash compensation expense and additional paid-in capital.

     The Company had no backlog of orders of as of June 30, 2006 and there are no material commitments for capital expenditure as of that date. The
     Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company's research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

     Results of Operations

     The Company had a net loss of $649,244 ($0.01 per share based on 44,321,298 weighted average shares) for the six months ended June 30, 2006 compared to net loss of $958,599 ($0.02 per share based on 40,456,500 weighted average shares) for the six months ended June 30, 2005.

     Revenue for the six months ended June 30, 2006 increased $597,558 (or
     69.3%) to $1,460,022 from $862,464 from the comparable period of fiscal
     2005. The increase in revenue was primarily due to an increase in
     Orbasone(TM), VibraFlex(R) and pQCT(R) system sales during 2006.

     Cost of revenue as a percentage of revenue was 34.9% and 39.9% for the six months ended June 30, 2006 and 2005, respectively, resulting in a gross margin of 65.1% for the six months ended June 30, 2006 compared to 60.1%
     for the comparable period of 2005. The increase in gross margin was due to an increase in Orbasone(TM) sales in 2006, which maintains a large gross profit percentage.

     Sales and marketing expense for the six months ended June 30, 2006 increased $318,839 (or 58.4%) to $864,613 from $545,774 for the six months ended June 30, 2005. The increase is due to the Company's increase in commissions, additional sales staff hired to market and sell the
     Orbasone(TM), and increased trade show and travel expenses to market the
     Orbasone(TM).

                                    12 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

     Results of Operations (Continued)

     Research and development expense for the six months ended June 30, 2006 decreased $160,674 (or 70.4%) to $67,529 from $228,203 for the six months ended June 30, 2005. The decrease was primarily due to decreased expenses incurred as a result of the PMA process in 2005. The Orbasone(TM) was approved by FDA in 2005.

     Interest expense increased $55,810 (or 138.4%) to $96,139 for the six months ended June 30, 2006 from $40,329 for the six months ended June 30,
     2005. Interest expense increased due to the increase in borrowings bearing interest.

     Other income increased $95,231 (or 100%) for the six months ended June 30,
     2006. The increase was due to the balance adjustment of the legal reserve.

     New Accounting Pronouncements

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

     All of the Company's loans payable outstanding at June 30, 2006 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $14,516 change in annual interest expense.

                                    13 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                          NOTES TO FINANCIAL STATEMENTS

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

                                    14 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

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

10.9    $100,000 Promissory Note, dated November 18, 2005, between Orthometrix,
        Inc. and Reynald Bonmati (G)

10.10   $50,000 Promissory Note, dated December 12, 2005, between Orthometrix,
        Inc. and The Chrystele Bonmati Trust (H)

                                    15 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

ITEM 6. EXHIBITS (CONTINUED)

10.11   $25,000 Promissory Note, dated January 17, 2006, between Orthometrix,
        Inc. and The Chrystele Bonmati Trust (I)

10.12   $150,000 Promissory Note, dated February 28, 2006, between Orthometrix,
        Inc. and Reynald Bonmati (I)

10.13   $100,000 Promissory Note, dated March 15, 2006, between Orthometrix,
        Inc. and The Chrystele Bonmati Trust (I)

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
        Employee Directors and Consultants (F)

10.18   Small Business Grid Note, dated October 3, 2005, between HSBC Bank USA,
        N.A. and Orthometrix, Inc. (G)

10.19   General Security Agreement, dated October 3, 2005, between HSBC Bank
        USA, N.A. and Orthometrix, Inc. (G)

10.20   $100,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc.
        and Michael Huber

10.21   $50,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc.
        and Reynald Bonmati.

10.22   $50,000 Promissory Note, dated April 17, 2006, between Orthometrix, Inc.
        and Reynald Bonmati.

10.23   $250,000 Promissory Note, dated June 23, 2006 between Orthometrix, Inc.
        and Psilos Group Partners II-S, L.P.

23.1    Consent of Radin, Glass & Co., LLP (G)

                                    16 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

ITEM 6. EXHIBITS (CONTINUED)

23.2    Consent of Kirkpatrick & Lockhart Nicholson Graham LLP (G)

24      Power of Attorney (G)

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
        reference.

                                    17 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006

ITEM 6. EXHIBITS (CONTINUED)

(I)     This Exhibit was previously filed as an Exhibit to the Company's Report on Form 10-QSB dated May 10, 2006 as incorporated herein by reference.

                                    18 of 19

                                ORTHOMETRIX, INC.
                            FORM 10-QSB JUNE 30, 2006
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORTHOMETRIX, INC.

                                        BY: /s/ Reynald G. Bonmati
                                            ------------------------------------
                                            Reynald G. Bonmati
                                            President/Chief Executive Officer

                                        BY: /s/ Neil H. Koenig
                                            ------------------------------------
                                            Neil H. Koenig
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                             Dated: August 4, 2006

                                    19 of 19