Form 10QSB
period 2006-09-30
ORTHOMETRIX  INC
filed 2006-10-30
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26206
                                                -------
                                Orthometrix, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   06-1387931
-----------------------------------      --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains, NY            10604
-----------------------------------------------------   -----------------------
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
requirements for the past 90 days.  Yes   X       No
                                       -------      -------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes            No   X
                                     --------      -------

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              -------    -------

There were 44,488,618 shares of common stock outstanding as of October 17, 2006.

                                     1 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------
                                                              September 30, 2006
                                                              ------------------
Current assets:

      Cash                                                      $     33,007
      Accounts receivable - trade                                    160,780
      Inventories                                                    517,148
      Prepaid expenses and other current assets                      278,384
                                                                ------------

         Total current assets                                        989,319

Property and equipment, net                                           90,234
Other                                                                 11,658
                                                                ------------

         Total Assets                                           $  1,091,211
                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

      Accounts payable - trade                                  $  1,037,901
      Accrued expenses                                                33,376
      Related party loans                                            918,226
      Unearned service revenue                                        79,423
      Loan payable - equipment                                        17,037
      Line of credit                                                 350,000
                                                                ------------

         Total current liabilities                                 2,435,963

Long term loan payable - equipment                                    41,929
Long term loan payable - related party                                25,000

Stockholders' deficit:
      Common stock - par value $.0005 per share,
         75,000,000 shares authorized, and 44,488,618
         shares issued and outstanding                                22,243
      Preferred stock - par value $.0005 per share,
         1,000,000 shares authorized                                       -
      Additional paid-in capital                                  43,471,037
      Accumulated deficit                                        (44,904,961)
                                                                ------------

         Total stockholders' deficit                              (1,411,681)
                                                                ------------

         Total Liabilities and Stockholders' Deficit            $  1,091,211
                                                                ============

                See notes to consolidated financial statements.

                                    2 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                  2006             2005
                                             ------------     ------------

Revenue                                      $  1,967,390     $  1,165,445
Cost of revenue                                   689,954          479,744
                                             ------------     ------------
          Gross profit                          1,277,436          685,701

Sales and marketing expense                     1,236,818          889,712
General and administrative expense                877,858          969,436
Research and development expense                  104,664          313,109
                                             ------------     ------------

          Operating loss                         (941,904)      (1,486,556)

Interest expense                                 (218,093)         (40,340)
Interest income                                     2,187            3,648
Other income                                      115,231              -
                                             ------------     ------------

          Net loss                           $ (1,042,579)    $ (1,523,248)
                                             ============     ============

Basic and diluted weighted average shares      44,366,457       41,472,122
                                             ============     ============

Basic and diluted loss per share:
          Net loss                           $      (0.02)    $      (0.04)
                                             ============     ============

                See notes to consolidated financial statements.

                                    3 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                  2006            2005
                                             ------------     ------------

Revenue                                      $    507,368     $    302,981
Cost of revenue                                   180,907          135,762
                                             ------------     ------------
          Gross profit                            326,461          167,219

Sales and marketing expense                       372,205          343,938
General and administrative expense                208,681          303,226
Research and development expense                   37,135           84,905
                                             ------------     ------------

          Operating loss                         (291,560)        (564,850)

Interest expense                                 (121,954)             (11)
Interest income                                       179              212
Other income                                       20,000              -
                                             ------------     ------------

          Net loss                           $   (393,335)    $   (564,649)
                                             ============     ============

Basic and diluted weighted average shares      44,455,303       43,470,248
                                             ============     ============

Basic and diluted loss per share:
          Net loss                           $      (0.01)    $      (0.01)
                                             ============     ============

                See notes to consolidated financial statements.

                                    4 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                              FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                                       ------------------    ------------------

Cash Flows From Operating Activities:

Net loss                                                                   $(1,042,579)          $(1,523,248)
Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock options and warrants issued                                     122,379               203,709
         Non cash compensation                                                     -                  72,000
         Amortization expense                                                  137,427                33,597
         Depreciation expense                                                   15,830                 4,210
Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                           (125,240)              113,281
         Increase in inventories                                              (254,652)             (143,546)
         Increase in prepaid expenses and other current assets                (122,253)              (18,267)
         Increase (decrease) in accounts payable                               333,479               (85,596)
         Decrease in accrued expenses                                          (23,881)              (78,519)
         Increase in unearned service revenue                                   41,478                18,612
                                                                           -----------           -----------

      Net cash used in operating activities                                   (918,012)           (1,403,767)
                                                                           -----------           -----------

Cash Flows From Investing Activities:

      Purchases of property and equipment                                      (11,831)               (1,954)
                                                                           -----------           -----------

      Cash used in investing activities                                        (11,831)               (1,954)
                                                                           -----------           -----------

Cash Flows From Financing Activities:

      Repayment of borrowings from related parties                            (170,000)             (500,000)
      Proceeds of borrowings from related parties                            1,083,000                65,000
      Proceeds for issuance of common stock                                        -               1,740,000
      Exercise of stock options and warrants                                    17,046               115,150
      Proceeds from line of credit                                              20,000                   -
      Repayment of loan payable - equipment                                    (10,057)                  -
                                                                           -----------           -----------

      Net cash provided by financing activities                                939,989             1,420,150
                                                                           -----------           -----------

Net increase in cash                                                            10,146                14,429

Cash at beginning of period                                                     22,861                   -
                                                                           -----------           -----------

Cash at end of period                                                      $    33,007           $    14,429
                                                                           ===========           ===========

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment                                              64,028                   -
Less: Amount financed                                                          (52,197)                  -
                                                                           -----------           -----------

                                                                                11,831                   -
                                                                           ===========           ===========

                See notes to consolidated financial statements.

                                    5 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.         BASIS OF PRESENTATION AND GOING CONCERN
           ---------------------------------------

           The consolidated financial statements of Orthometrix, Inc. and
           Subsidiary (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, and included in the Company's Report on Form 10-KSB as filed with the
           Securities and Exchange Commission on February 24, 2006. In the
           opinion of management, the accompanying interim unaudited
           consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

           During the past two fiscal years ended December 31, 2005 and 2004, the Company has experienced aggregate losses from operations of
           $4,332,317 and has incurred total negative cash flow from operations of $3,000,606 for the same two-year period. During the nine months ended September 30, 2006 the Company experienced a net loss of
           $1,042,579 and a negative cash flow from operating activities of
           $918,012. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

           The results of operations for the nine months ended September 30,
           2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

                                    6 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

2.         INVENTORIES
           -----------

           As of September 30, 2006, inventories consisted of $517,148 of sub-assemblies, parts, spare parts and finished goods.

3.         CASH FLOWS
           ----------

           The Company paid $53,312 and $37,064 for interest during the nine months ended September 30, 2006 and 2005, respectively.

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
                                              -------
                                              $80,824
                                              =======

                                    7 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.         RELATED PARTY TRANSACTIONS
           --------------------------

           During the nine months ended September 30, 2006, the Company borrowed
           $1,058,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005.
           $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 of the borrowings in
           2005 were short term loans, bearing interest at prime. $333,000 of the borrowings in 2006 were short term, interest bearing loans, of which $170,000 were repaid in 2006. The remaining $945,000 were notes issued in 2005 and 2006 that bear interest at the JPMorgan Chase prime rate plus one (9.25% at September 30, 2006) which mature one year from the date of issuance.

           As of September 30, 2006, $333,588 of the remaining proceeds received were allocated to the warrants based on the application of the
           Black-Scholes option pricing model, with the remaining proceeds of
           $611,412 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30, 2006, the unamortized discount on the notes payable is $189,744. During the quarter ending September 30, 2006, the Company recorded interest expense of $84,082.

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

           During the nine months ended September 30, 2006, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of
           670,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10%
           shareholder, whose options expire in 5 years) and vest over 4 years.
           The value of these issuances was based on the application of the
           Black-Scholes option pricing model and valued at $114,041. The value of options was recorded as non-cash compensation expense and additional paid-in capital.

                                    8 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
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

                                    9 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
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

          Liquidity and Capital Resources
          -------------------------------

          The Company has financed operations for the past three years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2005 and 2004, the Company incurred aggregate net losses from operations of $4,332,317 and negative cash flow from operations of $3,000,606. During the nine months ended
          September 30, 2006, the Company incurred a net loss of $1,042,579 and negative cash flow from operations of $918,012. As of September 30,
          2006, the Company had $33,007 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                                   10 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
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

           The Company is pursuing several initiatives to increase liquidity, including obtaining equity and debt financings and a bank line of credit. On September 30, 2006, the Company had outstanding borrowings of $350,000 in principal amount under the existing line of credit with HSBC Bank USA, N.A. Interest on borrowings under the credit line accrues at HSBC's prime rate plus 1.50%.

           The level of the Company's cash and cash equivalents increased to
           $33,007 at September 30, 2006 from $22,861 at December 31, 2005. The
           Company expended $98,012 in cash for operations and $11,831 for investments during the nine months ended September 30, 2006 which were offset by $939,989 in cash provided by financing activities during the nine month period. Through these financing activities the
           Company received $1,083,000 in loans from officers and directors,
           $17,046 pursuant to the exercise of stock options, and $20,000 from the HSBC line of credit, which were offset by the repayment of equipment loan payable of $10,057 and $170,000 repayment of borrowings.

           During the nine months ended September 30, 2006, the Company borrowed
           $1,058,000 from certain officers and directors in addition to borrowings of $285,000 from related parties and others in 2005.
           $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 of the borrowings in
           2005 were short term loans, bearing interest at prime. $333,000 of the borrowings in 2006 were short term, interest bearing loans, of which $170,000 were repaid in 2006. The remaining $945,000 were notes issued in 2005 and 2006 that bear interest at the JPMorgan Chase prime rate plus one (9.25% at September 30, 2006) which mature one year from the date of issuance.

           As of September 30, 2006, $333,588 of the remaining proceeds received were allocated to the warrants based on the application of the
           Black-Scholes option pricing model, with the remaining proceeds of
           $611,412 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30, 2006, the unamortized discount on the notes payable is $189,744. During the quarter ending September 30, 2006, the Company recorded interest expense of $84,082.

                                   11 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
           ----------------------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

           During the nine months ended September 30, 2006, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of
           670,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10%
           shareholder, whose options expire in 5 years) and vest over 4 years.
           The value of these issuances was based on the application of the
           Black-Scholes option pricing model and valued at $114,041. The value of options was recorded as non-cash compensation expense and additional paid-in capital.

           The Company had a backlog of orders of $9,900 as of September 30,
           2006 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company's research or development programs. The Company also could be required to seek funds through arrangements with
           collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

           Results of Operations
           ---------------------

           The Company had a net loss of $1,042,579 ($0.02 per share based on
           44,366,457 weighted average shares) for the nine months ended
           September 30, 2006 compared to net loss of $1,523,248 ($0.04 per share based on 41,472,122 weighted average shares) for the nine months ended September 30, 2005.

           Revenue for the nine months ended September 30, 2006 increased
           $801,945 (or 68.8%) to $1,967,390 from $1,165,445 from the comparable period of fiscal 2005. The increase in revenue was primarily due to an increase in Orbasone(TM), VibraFlex(R) and pQCT(R) system sales during 2006.

           Cost of revenue as a percentage of revenue was 35.1% and 41.2% for the nine months ended September 30, 2006 and 2005, respectively, resulting in a gross margin of 64.9% for the nine months ended
           September 30, 2006 compared to 58.8% for the comparable period of
           2005. The increase in gross margin was due to an increase in
           Orbasone(TM) sales in 2006, which maintains a large gross profit percentage.

           Sales and marketing expense for the nine months ended September 30,
           2006 increased $347,106 (or 39.0%) to $1,236,818 from $889,712 for the nine months ended September 30, 2005. The increase is due to the
           Company's increase in sales staff hired to market and sell the
           Orbasone(TM) and increased trade show and travel expenses to market the Orbasone(TM).

                                   12 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)
           ----------------------------------------------------------------------

           Results of Operations (Continued)
           ---------------------------------

           General and administrative expense for the nine months ended
           September 30, 2006 decreased $91,578 (or 9.5%) to $877,858 from
           $969,436 for the nine months ended September 30, 2005. The decrease was due to a decrease in non-cash compensation associated with an equity financing in 2005 and a decrease in payroll expense associated with the exclusion of the Chief Executive Officer's salary effective
           August 7, 2006.

           Research and development expense for the nine months ended September
           30, 2006 decreased $208,445 (or 66.6%) to $104,664 from $313,109 for the nine months ended September 30, 2005. The decrease was primarily due to decreased expenses incurred as a result of the PMA process in
           2005. The Orbasone(TM) was approved by FDA in 2005.

           Interest expense increased $177,753 (or 440.6%) to $218,093 for the nine months ended September 30, 2006 from $40,340 for the nine months ended September 30, 2005. Interest expense increased due to the increase in borrowings bearing interest.

           Other income increased $115,231 (or 100%) for the nine months ended
           September 30, 2006. The increase was due to the balance adjustment of the legal reserve.

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

           All of the Company's loans payable outstanding at September 30, 2006 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $15,420 change in annual interest expense.

                                   13 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

           There has been no change in the Company internal controls over financial reporting during the Company's first, second and third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                   14 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

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

            10.10     $50,000 Promissory Note, dated December 12, 2005, between
                      Orthometrix, Inc. and The Chrystele Bonmati Trust (H)

                                  15 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

ITEM 6.    EXHIBITS (CONTINUED)
           --------------------

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
                      Orthometrix, Inc. and Michael Huber. (J)

              10.21   $50,000 Promissory Note, dated April 7, 2006, between
                      Orthometrix, Inc. and Reynald Bonmati. (J)

              10.22   $50,000 Promissory Note, dated April 17, 2006, between
                      Orthometrix, Inc. and Reynald Bonmati. (J)

              10.23   $250,000 Promissory Note, dated June 23, 2006 between
                      Orthometrix, Inc. and Psilos Group Partners II-S, L.P. (J)

              23.1    Consent of Radin, Glass & Co., LLP (G)

                                   16 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

ITEM 6.    EXHIBITS (CONTINUED)
           --------------------

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

                                   17 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
                         ------------------------------

ITEM 6.    EXHIBITS (CONTINUED)
           --------------------

              (I)     This Exhibit was previously filed as an Exhibit to the
                      Company's Report on Form 10-QSB dated May 10, 2006 as
                      incorporated herein by reference.

              (J)     This Exhibit was previously filed as an Exhibit to the
                      Company's Report on Form 10-QSB dated August 4, 2006 as
                      incorporated herein by reference.

                                   18 of 19

                                ORTHOMETRIX, INC.
                                -----------------
                         FORM 10-QSB SEPTEMBER 30, 2006
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

                          ORTHOMETRIX, INC.
                          -----------------

                                  BY:    /s/ Reynald G. Bonmati
                                         --------------------------------------
                                         Reynald G. Bonmati
                                         President/Chief Executive Officer

                                  BY:    /s/ Neil H. Koenig
                                         --------------------------------------
                                         Neil H. Koenig
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                         Dated: October 30, 2006

                                    19 of 19