Form 10KSB
period 2006-12-31
ORTHOMETRIX  INC
filed 2007-06-06
CIK 946428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006                    Commission file No. 0-26206

Orthometrix, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1387931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 Corporate Park Drive, Suite 102, White Plains, NY	10604
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (914)694-2285

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0005 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Registrant’s revenues for its most recent year were $2,362,427.

The aggregate market value of the registrant’s Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of May 9, 2007 was $317,196 based on the price of the last reported sale on the OTC Pink Sheets.

As of May 7, 2007 there were 45,178,618 shares of the registrant’s Common Stock, par value $0.0005 per share, outstanding.

Documents Incorporated By Reference

None

INTRODUCTION

The statements included in this Report regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words ‘‘believes,’’ ‘‘intends,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘estimates,’’ ‘‘predicts,’’ and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995, Orthometrix, Inc., (‘‘Orthometrix’’ or the ‘‘Company’’ or ‘‘OMRX’’), cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) the effect of product diversification efforts on future financial results; (ii) the availability of new products and product enhancements that can be marketed by the Company; (iii) the importance to the Company’s sales growth and that regulatory approval of products be granted, particularly in the United States; (iv) the acceptance and adoption by primary care providers of new products and the Company’s ability to expand sales of its products to these physicians; (v) adverse affect resulting from changes in the reimbursement policies of governmental programs (e.g., Medicare and Medicaid) and private third party payors, including private insurance plans and managed care plans; (vi) the high level of competition in the rehabilitation and physical therapy markets; (vii) the high level of competition in the pain management market; (viii) changes in technology; (ix) the Company’s ability to continue to maintain and expand acceptable relationships with third party dealers and distributors; (x) the Company’s ability to provide attractive financing options to its customers and to provide customers with fast and efficient service for the Company’s products; (xi) changes that may result from health care reform in the United States may adversely affect the Company; (xii) the Company’s cash flow and the results of its ongoing financing efforts; (xiii) the effect of regulation by the United States Food and Drug Administration (‘‘FDA’’) and other government agencies; (xiv) the Company’s ability to secure FDA approval to market its products; (xv) the effect of the Company’s accounting policies; (xvi) the outcome of potential litigation; and (xvii) other risks described elsewhere in this Report and in other documents filed by the Company with the Securities and Exchange Commission. The Company is also subject to general business risks, including adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the Company’s ability to retain and attract key employees. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.    BUSINESS

Orthometrix, Inc. markets, sells and services several musculoskeletal product lines used in pharmaceutical research, diagnosis and monitoring of bone and muscle disorders, sports medicine, rehabilitative medicine, physical therapy and pain management. Prior to April 11, 2002, the Company also developed, manufactured, sold and serviced a broad line of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis. This line of products, which was the Company’s primary business, was sold on April 11, 2002 to CooperSurgical Acquisition Corp. (‘‘Cooper’’), a wholly-owned subsidiary of the Cooper Companies, Inc. (NYSE:COO) (the ‘‘Asset Sale’’). As of April 11, 2002, the Company changed its name from Norland Medical Systems, Inc. to Orthometrix, Inc. As a result of the Asset Sale, the Company’s subsidiaries became inactive and were subsequently dissolved in 2003.

During the past two years, the Company has experienced aggregate losses from operations of $4,368,456 and has incurred a total negative cash flow from operations of $3,068,682 for the same two-year period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has also implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases with the timing of orders of products.

The Company currently offers 6 product lines comprised of a total of 15 models. Its principal products are the pQCT® (or XCT™) series for research applications, the pQCT® (or XCT™) series for clinical applications, the pDEXA® SABRE, the Leonardo™, the VibraFlex® series and the Orbasone™. During 2005, approximately 62.3% of total sales were derived from 8 customers. During 2006, approximately 61.8% of total sales were derived from nine customers. These customers are primarily universities and hospitals. The Company markets, sells and services its products primarily in the United States and Canada.

The Company markets, sells and services its products and devices through two divisions – the Healthcare Division and the Sports & Fitness Division:

•	The Healthcare Division markets, sells and services:

1.	pQCT® (peripheral Quantitative Computed Tomography) bone and muscle measurement systems for use in musculoskeletal research applications, including for bone disorders and human performance (also called the XCT™ research product line);

2.	pQCT® bone and muscle measurement systems for use in musculoskeletal clinical applications, including for bone disorders and human performance (also called the XCT™ clinical product line);

3.	the pDEXA® SABRE system, a DXA-based (Dual Energy X-Ray Absoptiometry) system used to measure bone mass and determine body composition of small laboratory animals;

4.	patented exercise systems used in physical therapy, sports medicine and rehabilitative medicine – the VibraFlex® 550 and the Mini VibraFlex® (three years ago, the Company started selling in the physical therapy, sports medicine and rehabilitative markets the Galileo™ 2000 model that the Company imported from Germany while it was redesigning a United States-made version, which the Company named VibraFlex® Rx; the Company began marketing the VibraFlex® Rx in the second quarter of 2005 in such markets; by the end of 2006, the entire production of VibraFlex® Rx models had been sold and the Company introduced the VibraFlex® 550, now imported from Germany);

5.	the Leonardo™, a human performance measurement device used to quantify the progress made by individuals using the Company’s VibraFlex® exercise systems; and

6.	the Orbasone™ Extracorporal Shock Wave Therapy pain management system (‘‘OrbasoneTM ESWT’’), used to treat chronic plantar fasciitis (foot pain), was added to the Company’s product line following the successful completion of pre-market approval of the system by the FDA in the third quarter of 2005 (in the first quarter of 2005, the Company received approval from Health Canada to market and sell the Orbasone™ in Canada to treat chronic plantar fasciitis). The Company also established Orbasone Mobile, LLC (‘‘Orbasone Mobile’’), a regional mobile service to help promote its Orbasone™ ESWT system by bringing ESWT treatment to the doctor’s office for a fee.

•	The Sports & Fitness Division markets, sells and services the following patented exercise systems:

1.	the Mini VibraFlex®;

2.	the Mini VibraFlex® Plus;

3.	the VibraFlex® 550 (see above)

4.	the VibraFlex® 600 (three years ago, the Company started designing a more powerful version of the Galileo™ 2000 that we began marketing under the name VibraFlex® 500 in the fourth quarter of 2004 in the sports and fitness market. By the end of 2006, the entire production of VibraFlex® 500 models had been sold and the Company introduced the VibraFlex® 600, now imported from Germany).

The VibraFlex® products are based on the same patented technology as the Galileo™ products and offer an improved approach to muscle strength development through the short and intense stimulation of the muscles. The Sports & Fitness Division markets, sells and services these systems to fitness centers, gyms, sports clubs and associations and to the general public.

Recent Developments

On February 18, 2007, Kathy Smith, a leader in the health and fitness market, and her representatives on behalf of Kathy Smith Lifestyles (‘‘KSL’’) entered into a sales agreement with the Company. KSL agreed to promote the VibraFlex Home Edition through educational seminars, media appearances and its website, kathysmith.com, with emphasis on the female segment of the market. The agreement ends on December 31, 2007 and can be renewed for successive one year terms thereafter.

Markets and Products

The Company currently offers 6 product types comprised of a total of 15 models: 5 models of pQCT® systems for bone & muscle research application (XCT Research SA, XCT Research SA+, XCT Research M, XCT Research M+, and XCT 3000 Research); 2 models of pQCT® systems for clinical application related to bone & muscle disorders (XCT 2000L and XCT 3000); 1 model of a DXA-based system used to measure bone mass and determine body composition of small laboratory animals (pDEXA® SABRE); 2 models of patented powered exercise systems for rehabilitation and physical therapy (Mini VibraFlex®, VibraFlex® 550); 1 model of human performance measurement system (Leonardo™); 3 models of VibraFlex® for sports and fitness (Mini VibraFlex® Plus, Mini VibraFlex®, and VibraFlex® 600); 1 model of VibraFlex® for the home wellness/fitness market (VibraFlex® Home Edition) and 1 model of pain relief system (Orbasone™ ESWT).

The following is a description of each of the Company’s product types and primary models.

1.    The pQCT™ Systems for Bone and Muscle Research Applications

The Company believes that over the past decade, peripheral Quantitative Computed Tomography (pQCT®) has replaced Dual Energy Bone Absorptiometry (DEXA or DXA) as the technology of choice for pharmaceutical research laboratories specializing in bone disorders such as osteoporosis. Unlike DXA, pQCT® allows true volumetric measurement of both bones and muscles. The Company believes that it allows not only faster assessment of new therapeutic agents but it also has a stronger impact on the entire musculoskeletal system.

The Company directly markets, sells and services in the US and Canada the following pQCT® systems for in vivo and in vitro research:

XCT Research SA/SA + (bone/muscle measurement for small laboratory animals such as rats);
XCT Research M/M + (bone/muscle measurement for transgenic mice);
XCT 3000 Research − (bone/muscle measurement for large laboratory animals such as primates).

The Company also directly markets, sells and services, in the United States and Canada, the pDEXA® SABRE, a DXA-based system used to measure bone mass and determine body composition of small laboratory animals.

Stratec Medizintechnik GmbH (‘‘Stratec’’), a worldwide leader in pQCT® technology, manufactures these systems in Germany and markets them in the rest of the world (other than the United States and Canada where the Company directly markets, sells and services its products). North America accounts for about 80% of the worldwide research market.

2.    The pQCT® Systems for Clinical Application Related to Bone and Muscle Disorders

The clinical market is usually lagging several years behind the research market. Therefore, DXA still is the ‘‘gold standard’’ in the diagnostic and monitoring of bone disorders, in spite of its shortcomings. However, the two-dimensional nature of DXA technology makes it of little value in situations when parameters such as bone thickness or bone cross section area need to be measured (orthopedics) or when long bones continue to grow (pediatrics).

The Company directly markets, sells and services in the US and Canada the following pQCT® systems for clinical assessment and monitoring of bone density and architecture:

XCT2000L (bone and muscle measurement at the forearm, foot and tibia);
XCT 3000 (bone and muscle measurement at the tibia and femur).

All systems are principally marketed to the pediatrics and orthopedics specialties. Stratec, a worldwide leader in pQCT® technology, manufactures these systems in Germany and markets them in the rest of the world (other than the United States and Canada where the Company directly markets, sells and services its products).

Sales, rental, and service of all pQCT® systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented approximately 53.4% of the Company systems sales from operations during fiscal year 2006.

3.    Patients with Incontinence that Benefit from Exercise

One target for the Galileo™/VibraFlex® product line is the large incontinence market. It is well recognized that exercise of the perineal muscles can improve their strength and reduce incontinence. The VibraFlex® 550 is a patented powered exercise system that allows patients with incontinence to stimulate such muscles at a rapid (25/30 Hz) rate, providing them with the exercise that can reduce incontinence. The VibraFlex® 550 replaced the VibraFlex® Rx for this application in the fourth quarter of 2006. The VibraFlex® 550 is manufactured in Germany by Novotec Medical GmbH (‘‘Novotec’’).

4.    Patients with Diabetes that Benefit from Exercise

It is well known that individuals with diabetes benefit from exercise. In particular, exercise can improve blood circulation in the legs of diabetics. Unfortunately, diabetics usually are not capable of long exercise sessions, and their exercise efforts must be predictable so that proper insulin levels can be maintained. The VibraFlex® 550 rapid (25/30 Hz) stimulation rate, which does not tax the cardiopulmonary system, is well suited to the needs of these individuals. The VibraFlex® 550 allows people with diabetes to enjoy the benefits of exercise. The VibraFlex® 550 replaced the VibraFlex® Rx for this application in the fourth quarter of 2006. The VibraFlex® 550 is manufactured in Germany by Novotec.

5.    Rehabilitation / Physical Therapy

The patented Galileo™ powered exercise systems have already penetrated the European and Japanese rehabilitation and physical therapy market. They have been redesigned in cooperation with the Company and are marketed by the Company in the US and Canada under the name of VibraFlex® They are used to rehabilitate muscle, tendons and ligaments, and to improve muscle strength and coordination. The Company’s VibraFlex® 550 (whole body vibration) and Mini VibraFlex® (upper body vibration) exercise systems are specifically used to:

•	exercise postural muscles and joints;

•	improve muscle strength, reflexes and joint motions;

•	redevelop postural muscles, joints and reflexes after injury or disease;

•	reduce the pain and disability associated with osteoarthritis; and

•	allow patients with Parkinson’s disease to benefit from exercise that can slow the progress of the disease.

The new VibraFlex® 550 model is also equipped with a Chip Card option that allows physical therapists to program a specific program for each of their patients.

6.    The Human Performance Measurement System

The Leonardo™ measures various key parameters of human performance, such as force and power. It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The Leonardo™ system is made by Novotec. Leonardo™ sales were not significant for 2006.

7.    Sports and Fitness

The VibraFlex® is a revolutionary exercise system based on the same new and patented concept as the Galileo™ systems. Many European athletes and professional teams (ski, soccer, basketball, volleyball, tennis, etc.) already use the Galileo™ as an inherent part of their training to increase muscle power. One of the first United States athletes to use the Galileo™ system was Lance Armstrong, several times winner of the Tour de France bicycle competition. The Chicago White Sox baseball team was the first United States professional team to use the Galileo™ technology and the VibraFlex® 500 has since been incorporated in their routine training and conditioning. The list of United States professional and collegiate teams using the VibraFlex® product line is growing and now includes the New York Giants, the Miami Dolphins, the Orlando Magic, the Miami Heat, the L.A. Clippers, the Boston Celtics, the Philadelphia 76’ers, the Toronto Raptors, the New England Patriots, the Phoenix Suns, the Pittsburgh Pirates, the Texas Rangers , the Phoenix Coyotes, Duke University and Ohio State University. The VibraFlex® 500 was introduced in the fourth quarter of 2004. It was replaced by the VibraFlex® 600 in the fourth quarter of 2006.

The VibraFlex® system was designed so that the powerful Galileo™ technology would be affordable to the sports and fitness industry and to the home exercise market. In the fourth quarter of 2006, the VibraFlex® 550 replaced the VibraFlex® Rx for the spa/fitness applications and the VibraFlex® 600 replaced the VibraFlex® 500 for the sports application. The new VibraFlex® 550 and VibraFlex® 600 models are also equipped with a Chip Card option that allows spa/fitness clubs to sell usage and personal/team trainers to program their training protocols.

In the fourth quarter of 2006, the Company introduced the VibraFlex® Home Edition in order to make its powerful vibration technology accessible to the public.

The VibraFlex® 600, the VibraFlex®550, the VibraFlex® Home Edition, the Mini VibraFlex® and the Mini VibraFlex® Plus models are manufactured for the Company by Novotec.

8.    Pain Management

In the United States, the Company only received approval from the FDA to market the Orbasone™ for the treatment of chronic plantar fasciitis (foot pain). ESWT has typically been used to treat minor pain in soft tissues, such as the feet, ankles, elbows, shoulders and knees. The Orbasone™ ESWT is designed to deliver energy waves to patients in treatment sessions of less than 30 minutes under the supervision and care of a physician such as an orthopedic surgeon or podiatrist.

Until June 2000, Nippon Infrared Industries Co., Ltd. (Japan) manufactured the Orbasone™ for its developer MIP. The Orbasone™ was classified in August 1998 by the FDA as a Class I therapeutic vibrator (21 CFR §890.5975) exempt from the 510(k) requirements of the Federal Food, Drug and Cosmetic Act. Under a license from MIP, the Company began distributing in North America the Orbasone™ and began generating modest sales in fiscal year 2000. On June 21, 2000, the FDA informed MIP that the FDA had erred in its 1998 decision and rescinded its determination that the Orbasone™ was an exempt product. As a result, the Company suspended sales of the Orbasone™ in June 2000 pending FDA review of the product. The FDA determined that the Orbasone™ was a Class III device requiring pre-market approval or PMA. During 2002, the Company acquired the rights to manufacture the Orbasone™ under a license from MIP and initiated a clinical study as part of the PMA process. In the third quarter of 2005, the Orbasone™ for the treatment of chronic plantar fasciitis (foot pain) was added to the Company’s product line upon successful completion of the clinical study and market approval of the system by the FDA. In the first quarter of 2005, the Company also received approval from Health Canada to market and sell the Orbasone™ for the treatment of plantar fasciitis (foot pain) in Canada.

Despite the release in January 2006 of a new Category III Current Procedural Terminology (CPT) Code extending the reimbursement of ESWT procedures to Medicare, United Healthcare, a leading private insurance carrier decided to discontinue reimbursing for ESWT procedures, thereby putting on hold the development of this industry. As a result, sales of Orbasone units were not significant for 2006.

9.    Products and Applications under Development

•	Orbasone™ ESWT diversification: the Company is investigating additional applications of its Orbasone™ ESWT system beyond the treatment of soft tissue pain. Preliminary studies have shown that ESWT may be used in areas of skin regeneration (healing wounds) due to its potential ability to improve skin regeneration following severe burns, accelerate healing of chronic skin lesions and enhance skin flap survival in connection with grafts. ESWT enhances tissue vascularisation and neoangiogenesis. There have already been some very promising studies conducted on animals, but limited clinical data have been available on humans. The skin regeneration market is large and the Company intends to position the Orbasone™ in that market.

Sales, Marketing and Customer Service

The Company currently employs one Marketing Manager, one Regional Sales Manager for Pain Management, one Sales Manager for Rehabilitation / Fitness, one part-time pQCT® Sales Applications Consultant, one Sales Administration Manager and two Service Engineers.

The Company sells pQCT® Research systems, pQCT Clinical systems and pDEXA® SABRE research systems directly to its customers, whether they are research or clinical institutions. For Galileo™, VibraFlex® and Leonardo™ sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The Company also sells directly to its customers in those markets where the Company does not have third party sales representatives. The Company’s sales staff is responsible for the support and supervision of independent sales representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company is in the process of expanding its network of independent sales representatives to make use of the country’s large market of rehabilitation centers, physical therapists and fitness facilities. The Company has also started an effort to contract with specialty catalogs and third party websites to promote its new VibraFlex® Home Edition to the public.

The Company markets the Orbasone™ ESWT directly to podiatrists, orthopedic surgeons and mobile services providing ESWT services to such podiatrists and orthopedic surgeons. In the third quarter of 2006, the Company set up Orbasone Mobile, LLC, a regional mobile service to help promote its Orbasone™ ESWT system by bringing ESWT treatment to the doctor’s office for a fee. Orbasone Mobile, LLC’s sales were not significant for 2006.

Marketing efforts are focused primarily on supporting the Sales Manager for Rehabilitation / Fitness in his management of independent sales representatives, the pQCT® Sales Applications Consultant and the Marketing Manager. The Marketing Manager focuses on the pain management market in their direct sales, managing sales requests received on the Company’s websites, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web sites.

In the United States and Canada, the Company offers one-year warranties covering parts and labor on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers’ warranty), as well as extended warranty contracts. Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company’s distributors. The Company provides warranty services to its customers in the United States and Canada. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement.

The Company has no obligation to provide any other services to its third party independent sales representatives or other customers. However, the Company does offer non-warranty services and a range of other product support services in cooperation with its third-party independent sales representatives. The Company also offers training at customer locations and the Company’s facilities to end-user customers, independent sales representatives and service technicians.

Manufacturing

Following the sale of its bone measurement business, the Company relied exclusively on third parties for the manufacturing of its products. Some components are produced in accordance with specifications of the specific product the Company sells and requires substantial lead times. Until production quantities increase to a level that permits the Company to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed.

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

Bone & Muscle Disorders Products

The pQCT® products marketed by the Company were developed and are manufactured by Stratec at its facilities located in Pforzheim, Germany. The pDEXA® SABRE marketed by the Company was jointly developed by Stratec and the Company and is manufactured by Stratec. Manufacturing consists primarily of testing of components, final assembly and systems testing. All establishments, whether foreign or domestic, manufacturing medical devices for sale in the United States are subject to periodic inspections by or under the authority of the FDA to determine whether the manufacturing establishment is operating in compliance with FDA Quality System Regulation (‘‘QSR’’) requirements. The Company is dependent on Stratec to manufacture the pQCT® and pDEXA® SABRE products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Stratec.

The Company believes that Stratec has sufficient manufacturing capacity to supply the Company’s product needs for at least the next twelve months.

Musculoskeletal Development Products

The Leonardo™, VibraFlex® 550, VibraFlex® 600, and the Mini VibraFlex® products marketed by the Company were developed and are manufactured by Novotec at its facilities located in

Pforzheim, Germany. Manufacturing consists primarily of testing components, forming and painting of covers, final assembly and quality assurance testing. The Company is dependent on Novotec to manufacture the Leonardo™, VibraFlex® 550, VibraFlex® 600 and Mini VibraFlex® products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Novotec.

The Company believes that Novotec has sufficient capacity to supply the Company’s need for VibraFlex®, Leonardo™ and Mini VibraFlex® products for at least the next 12 months.

The VibraFlex® 500, VibraFlex® Rx and VibraFlex® 500S products marketed by the Company were developed by the Company and were manufactured for the Company by Kimchuk, Inc. at its facilities located in Connecticut. Manufacturing consisted primarily of testing components, forming and painting of covers, final assembly and quality assurance testing. The entire production has now been sold and the Company is dependent on Kimchuk to service the VibraFlex® 500, VibraFlex® Rx and VibraFlex® 500S products that the Company and others market in amounts and at levels of quality necessary to meet demand. The Company has no ownership interest in Kimchuk.

The Company believes that Kimchuk has sufficient capacity to supply the Company’s service needs for the VibraFlex® 500, VibraFlex® Rx and VibraFlex® products for at least the next 12 months.

Pain Management Systems

In 2002, the Company acquired rights to manufacture the Orbasone™ under a license from MIP and has since retained Kimchuk to manufacture the Orbasone™ in the U.S. for the U.S. and Canadian markets. The manufacturing of the Orbasone™ consists primarily of procuring and testing components, final assembly and quality assurance testing. The Company is dependent on several component manufacturers to supply sufficient components for the Orbasone™ systems, and on Kimchuk to assemble such components, in amounts and at levels of quality necessary to meet demand and be competitive. The Company has no ownership interest in MIP or Kimchuk.

Some components are produced in accordance with specifications that are specific to the Orbasone™ and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed.

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

Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2006, the Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

Novotec

Under a Distribution Agreement, dated as of October 1, 1999, Novotec gave Bionix the exclusive right to distribute the Galileo™ and Leonardo™ product lines in the United States, Canada, Mexico, Central and South America and the Caribbean. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002, with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the Galileo™ and Leonardo™ systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase the Galileo™ and Leonardo™ systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2006, the Distribution Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

MIP

Under a Product Approval and Licensing Agreement, dated as of February 12, 2002, MIP licensed to Bionix the Orbasone™ product line. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002 with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this agreement.

Under the Product Approval and Licensing Agreement, MIP granted the Company an exclusive and perpetual authority, right and license to use the technology in the Orbasone™, to seek PMA approval for the Orbasone™ and to assemble, develop, manufacture, market, promote, sell, distribute and service the Orbasone™ in North America.

Competition

Bone densitometry products

The Company believes that the pQCT-based products it markets provide measurement capabilities, such as three-dimensional measurements and separate measurement of cortical and trabecular bone, not available with traditional DXA-based technology, at prices competitive with systems using that technology. In the research market, the range, accuracy and precision of measurements are the principal competitive factors. Despite the absence of directly similar products, there are a number of competing approaches and products that compete with the pQCT® products. Many of the Company’s existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the pQCT® products. Such competitors may be more successful in marketing such products. The Company’s primary competitors for the sale of pQCT® products are entities that market micro CT products which compete on the basis of image resolution but are generally more expensive. Such competitors include Scanco, Skyscan and General Electric. There can be no assurance that the Company will be able to continue to compete successfully in this market. The Company sold its traditional DXA-based technology to CooperSurgical on April 11, 2002.

Musculoskeletal Development Products

The Galileo™ and VibraFlex® products offer a novel approach to muscle strength development. The owner of Novotec has applied for patents regarding the Galileo™ products and has already received certain patents, namely in Germany and in the U.S. Despite the absence of directly similar products, there are a number of competing approaches and products that develop muscle strength.

Many of the Company’s existing competitors and potential competitors have substantially greater financial, marketing and technological resources, as well as established reputations for success in developing, selling and servicing products. The Company expects existing and new competitors will continue to introduce products that are directly or indirectly competitive with the Galileo™ and VibraFlex® products. Such competitors may be more successful in marketing such products. There can be no assurance that the Company will be able to compete successfully in this market.

The Company’s primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. Other smaller companies, such as Power Plate, are marketing products that compete directly with VibraFlex® products. There can be no assurance that the Company’s competitors will fail to develop and market products that make use of the Galileo™’s and VibraFlex®’s novel approach or that are lower priced or better performing as compared to the Galileo™ or VibraFlex® products.

The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience and safeness of use, quality of service and price.

Pain Management Systems

The pain management systems market is highly competitive. Several companies have developed or are developing devices that compete or will compete with the Orbasone™ ESWT. The Company’s primary competitors are Donier MedTech, SanuWave, Inc., Siemens AG and Medispec Ltd., which have products that have already obtained premarket approval (in some cases, for the treatment of plantar fasciitis and in some cases, for the treatment of tennis elbow), as well as Storz Medical, MTS Medical Technologies & Services GmbH, EMS Dolorclast and other companies that have or potentially plan to have products that are in various stages of the FDA review process for the purpose of obtaining premarket approval. The Company intends to seek PMA approval for additional applications of the Orbasone™ ESWT, such as for the treatment of golf shoulder, tennis elbow and knee pain, when and if it has the financial capability. The Company competes on the basis of size (compactness), performance, price and availability as the Orbasone™ ESWT is the only product of its category that is manufactured in the United States.

Third Party Reimbursement

Bone densitometry products and pain management systems

Outside of the research market, the Company’s pQCT® bone densitometry products are purchased principally by hospitals, managed care organizations, including independent practice associations and physician practice organizations or independent physicians or physician groups, that are regulated in the United States by federal and state authorities and that typically bill and are dependent upon various third party payers, such as federal and state governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for reimbursement for use of our products. The CMS establishes new reimbursement codes and recommended reimbursement rates effective January 1 of each calendar year. On several occasions, CMS has affected increases and decreases in its recommended reimbursement rates for bone densitometry examinations and has made changes in the types of examinations eligible for reimbursement. There can be no assurance that CMS will not continue to make changes from time to time. However, the current sales volume of pQCT® equipment subject to reimbursement are no longer significant to the Company.

Pain management is reimbursed only under limited circumstances. Although a Current Procedural Terminology (CPT®) code for the Orbasone™ covering chronic plantar fasciitis was published in October 2005 and made effective as of January 1, 2006, there can be no assurance that CMS or other third party payers will reimburse or continue to reimburse patients for pain management systems and pain treatment sessions involving the Orbasone™ system or that the reimbursement levels will be sufficient to make the purchase of the Orbasone™ attractive to health care providers.

Musculoskeletal development products

As with general exercise equipment which requires no professional supervision, the Galileo™ and VibraFlex® series of musculoskeletal development products are not covered under federal or state health care insurance programs or by third party health insurance payers. However, as with other exercise equipment used during an exercise session provided by a licensed physical therapy provider, sessions using the Galileo™ and VibraFlex® series may be reimbursed under various reimbursement codes for which CMS establishes recommended reimbursement rates effective January 1 of each calendar year. On several occasions, CMS has affected increases and decreases in its recommended reimbursement rates and has made changes in the types of sessions eligible for reimbursement. There can be no assurance that CMS will not continue to make changes from time to time. The Company could be materially and adversely affected by such changes.

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

Medical devices are classified as either Class I, II, or III based on the risk presented by the device. Class I devices generally do not require review and approval or clearance by the FDA prior to marketing in the U.S. Class II devices generally require premarket clearance through the Section 510(k) premarket notification process, and Class III devices generally require premarket approval through the lengthier premarket approval application (‘‘PMA’’) process. Orthometrix markets Class I, II, and III devices. Section 510(k) submissions may be filed only for those devices that are ‘‘substantially equivalent’’ to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must determine whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information is needed to demonstrate substantial equivalence. If a device is not ‘‘substantially equivalent’’ to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not previously called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could effect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone™) marketed by the Company in the U.S. were classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA informed MIP that it erred in its classification of the Orbasone™ and the Company suspended marketing of the Orbasone™. The FDA determined that the Orbasone™ is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA for the Orbasone™ , and to manufacture, market, sell and service the Orbasone™. The Company has received PMA approval for the Orbasone™ . The Galileo™ and VibraFlex® musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the FDA regarding the classification of the Galileo™ for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k) premarket notification requirements.

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

The Company’s promotional materials must be consistent with its current market clearances and approvals and in compliance with other applicable regulations. The determination of whether the Company is making unapproved, ‘‘off-label,’’ or new claims or false, misleading, or unsubstantiated claims can be subjective and the FDA may disagree with the Company’s determination. If the FDA determines that the Company’s promotional materials constitute promotion of an unapproved use or makes false or misleading claims, or claims unsupported by adequate scientific data, the agency could subject the Company to serious enforcement sanctions and/or limit the promotional claims that the Company can make for its devices.

Manufacturing processes for the products marketed by the Company are also subject to stringent federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes. In the United States, such laws and regulations include the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. Suppliers of components of, and products used to manufacture, the Company’s products must also comply with FDA and other foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject the Company and its suppliers to potential inspections and stoppages. The Company’s suppliers may not satisfy these requirements.

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

The Company’s products also are subject to regulatory requirements for electronic products under the Radiation Control for Health and Safety Act of 1968. The FDA requires that manufacturers of diagnostic x-ray systems comply with certain performance standards, and record keeping, reporting, and labeling requirements.

The Company may export a medical device not approved in the United States to any country without obtaining FDA approval, provided that the device (i) complies with the laws of that country and (ii) has valid marketing authorization or the equivalent from the appropriate authority in a ‘‘listed country.’’ The listed countries are Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa and countries in the European Union and the European Economic Area. Export of

unapproved devices that would be subject to PMA requirements if marketed in the United States and that do not have marketing authorization in a listed country generally continue to require prior FDA export approval.

Proprietary Rights

The Company believes that its sales are dependent in part on certain proprietary features of the products it manufactures and/or markets. The Company relies primarily on know-how, trade secrets and trademarks to protect those intellectual property rights. Other than the application by the licensor of the Galileo™ products, it has not sought patent protection for such products. The VibraFlex® product is a registered trademark held by the Company. There can be no assurance that these measures will be adequate to protect the rights of the Company. To the extent that intellectual property rights are not adequately protected, the Company may be vulnerable to competitors who attempt to copy the Company’s products or gain access to the trade secrets and know-how related to such products. Further, there can be no assurance that the Company’s competitors will not independently develop substantially equivalent or superior technology. The Company is not the subject of any litigation regarding proprietary rights, and the Company believes that the technologies used in its products were developed independently. In addition, the Company’s business depends on proprietary information regarding customers and marketing, and there can be no assurance that the Company will be able to protect such information.

Backlog

Backlog consists of signed purchase orders received by the Company from its customers. As of December 31, 2006, the Company had backlogs of $130,194. The Company’s ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

Product Liability Insurance

The Company’s business involves the inherent risk of product liability claims. If such claims arise in the future they could have a material adverse impact on the Company. The Company maintains product liability insurance on a ‘‘claims made’’ basis with respect to its products in the aggregate amount of $1 million, subject to certain deductibles and exclusions. The Company’s agreements with the manufacturers of other products distributed by the Company require that such manufacturers maintain product liability insurance that covers the Company as an additional named insured. There is no assurance that existing coverage will be sufficient to protect the Company from risks to which it may be subject, including product liability claims, or that product liability insurance will be available to the Company at a reasonable cost, if at all, in the future or that insurance maintained by the other manufacturers will cover the Company.

Employees

At December 31, 2006, the Company had 9 employees and 5 consultants, of whom 6 were engaged in direct sales and marketing activities. The remaining employees and consultants are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2.    PROPERTIES

The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 102, White Plains, New York 10604. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2007	31,584
2008	18,424
$50,008

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote to the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol ‘‘OMRX.OB’’. Prior to September 23, 1998, the Company’s Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Bulletin Board for the respective periods. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Beginning April 1, 2007, the Company is traded on the Over-The-Counter Pink Sheets.

PERIOD FROM JANUARY 1, 2005 THROUGH DECEMBER 31, 2005:

	High	Low
First Quarter	$0.50	$0.27
Second Quarter	0.41	0.21
Third Quarter	0.35	0.19
Fourth Quarter	0.21	0.10

PERIOD FROM JANUARY 1, 2006 THROUGH DECEMBER 31, 2006:

	High	Low
First Quarter	$0.28	$0.11
Second Quarter	0.27	0.13
Third Quarter	0.30	0.10
Fourth Quarter	0.25	0.07

As of May 31, 2007, the sales price per share of Common Stock, as reported by the Over-The-Counter Pink Sheets, was $0.02.

As of May 7, 2007 there were approximately 87 outstanding stockholders of record of the Company’s Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

The Company has not paid any cash dividends on its shares of Common Stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included in Item 7 of this Report. The following discussion contains forward-looking statements which involve risks and uncertainties, some of which are described in the Introduction to this Report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Introduction.

Critical Accounting Policies And Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amount of revenues and expenses during the periods presented. Estimates are used when accounting for the allowance for uncollectible receivables, potentially excess and obsolete inventory, depreciation and amortization, warranty reserves, income tax valuation allowances and contingencies, among others. Actual results could differ significantly from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company rely are reasonable based upon information available at the time they are made.

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

Other than the bone densitometry systems, the Company’s products are covered by warranties provided by its vendors. Therefore, no warranty reserve is required on such products. In the United States and Canada, the Company offers one-year warranties covering parts and labor on both hardware and software components of its bone densitometry systems (except for computer systems, if any, which are covered under their respective manufacturers’ warranty). Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company’s distributors. The provision for product warranties represents an estimate for future claims arising under the terms of the Company’s various product warranties. The estimated future claims are accrued at the time of sale. To the extent that the Company provides warranty services for products that the Company does not manufacture, the Company invoices the manufacturer for the costs of performing such warranty services.

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

The Company provides allowances for uncollectible receivable amounts based on current assessment of collectibility. If collectibility is less favorable than those projected by management, additional allowances for uncollectibility may be required.

The Company accounts for deferred income taxes by recognizing the tax consequences of ‘‘temporary differences’’ by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital.

Liquidity and Capital Resources

The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2006 and 2005, the Company incurred aggregate net losses from operations of $4,368,456 and negative cash flow from operations of $3,068,682. During 2006, the Company incurred a net loss of $1,980,314 and negative cash flow from operations of $1,188,199. As of December 31, 2006, the Company had approximately $4,011 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon several factors including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. In order to increase cash flow, the Company is continuing its efforts to stimulate sales. However, in order to manage credit risk, the Company has begun to implement higher credit standards for customers and to emphasize the receipt of down payments from customers at the time their purchase orders are received. The Company has also begun to request more prepayments from customers and attempt to more closely coordinate the timing of purchases with the timing of orders for products. The Company cannot predict whether or to what extent these risk management functions may slow its ability to grow revenues.

On July 6, 2006, the Company formed Orbasone Mobile, a limited liability company and a wholly-owned subsidiary of the Company. Orbasone Mobile provides an ESWT mobile service to healthcare providers using the Company’s OrbasoneTM ESWT.

Beginning on August 1, 2006, Healthcare Reimbursement Solutions, Inc. (‘‘HRSI’’) provides the following services to healthcare providers serviced by Orbasone Mobile: seek insurance carrier ESWT procedure authorizations for their patients, submit insurance claims and any related appeals. On February 1, 2006, the Company had formed an alliance with HRSI to provide customers using the Orbasone with a broad range of billing advisory services. These services included billing and reimbursement consulting, turn-key billing, as well as a reimbursement hotline dedicated to one on one consulting and assistance with denial and claim review. Beginning August 1, 2006, the reimbursement hotline provided by HRSI was discontinued and replaced by the reimbursement services mentioned above and provided through Orbasone Mobile.

The Company is pursuing several initiatives to increase liquidity, including obtaining equity and debt financings and a bank line of credit. On December 31, 2006, the Company had outstanding borrowings of $350,000 in principal amount under this line of credit. Interest on borrowings under the credit line accrues at HSBC’s prime rate plus 1.50%. The line of credit and accrued interest was repaid in full on February 2, 2007.

The level of the Company’s cash and cash equivalents decreased to $4,011 at December 31, 2006 from $22,861 at December 31, 2005. The Company spent $1,188,199 in cash for operations and $7,646 for investments during the year ended December 31, 2006 which expenditures were offset by $1,176,995 in cash provided by financing activities during the twelve month period. Through these financing activities the Company received $1,358,000 in loans from affiliated parties, $23,436 pursuant to the exercise of stock options and warrants, and $20,000 from the HSBC line of credit, which were offset by the repayments of $210,000 in borrowings from directors and officers and $14,441 in equipment loan payable.

During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unrelated parties, as compared to borrowings of $285,000 from related parties and others in 2005. $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 were short term loans, bearing interest at prime. $633,000 of the borrowings in 2006 were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $945,000 were notes issued in 2005 and 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) which mature one year from the date of issuance. On February 1, 2007, all outstanding loans were either paid off or replaced with new notes payable bearing interest at 12.00% and maturing one year from the date of issuance.

Of the total note proceeds during the year ended December 31, 2006, $290,270 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $434,730 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31, 2006, the unamortized discount on the notes payable is $112,079. During the quarter ending December 31, 2006, the Company recorded interest expense of $77,695.

In December 2006, the Company granted an Officer 600,000 shares of Common Stock at $0.07 per share for services rendered. The value of the stock was $42,000 and recorded as consulting expense, additional paid in capital, and Common Stock.

During 2006, the Board approved a grant of stock options to employees and directors to purchase an aggregate of 630,000 shares of Common Stock with exercise prices equal to the market price of stock on the date of grant. The options are 10 year options (with the exception of Mr. Bonmati, a 10% shareholder, who received options to purchase 180,000 shares of Common Stock) and vest over 4 years. The value of these options was $78,611, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and additional paid-in capital.

During 2006, the Board also approved a grant of stock options to independent consultants to purchase an aggregate of 210,000 shares of Common Stock. The value of these options was $33,041, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and additional paid-in capital.

The Company has backlog of orders of $130,194 as of December 31, 2006 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company’s research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

The Company had a net loss of $1,980,314 ($0.04 per share based on 44,534,340 weighted average shares) for the year ended December 31, 2006 compared to net loss of $2,388,132 ($0.06 per share based on 42,053,129 weighted average shares) for the year ended December 31, 2005.

Revenue for the year ended December 31, 2006 increased $847,902 (or 56.0%) to $2,362,427 from $1,514,525 from the comparable period of fiscal 2005. The increase in revenue was primarily due to an increase in XCT, VibraFlex® and Orbasone™ sales during 2006.

Cost of revenue as a percentage of revenue was 36.6% and 40.5% for the year ended December 31, 2006 and 2005, respectively, resulting in a gross margin of 63.4% for the year ended December 31, 2006 compared to 59.5% for the comparable period of 2005. The increase in gross margin was due to an increase in VibraFlex® sales in 2006, which maintains a large gross profit percentage.

Sales and marketing expense for the year ended December 31, 2006 increased $538,523 (or 42.2%) to $1,815,039 from $1,276,516 for the year ended December 31, 2005. The increase is due to the Company’s increase in commissions and additional sales staff hired to market and sell the Orbasone™.

General and administrative expense for the year ended December 31, 2006 decreased $431,618 (or 26.2%) to $1,214,349 from $1,645,967 for the year ended December 31, 2005. The decrease was primarily due to a decrease in professional fees associated with the Company’s capital structure in 2005.

Research and development expense for the year ended December 31, 2006 decreased $203,123 (or 64.5%) to $111,836 from $314,959 for the year ended December 31, 2005. The decrease was primarily due to decreased expenses incurred in connection with the PMA process. The Orbasone™ was approved by FDA in 2005.

Interest expense increased $284,710 (or 517.2%) to $339,760 for the year ended December 31, 2006 from $55,050 for the year ended December 31, 2005. Interest expense increased due to the increased number of interest bearing loans as compared to 2005.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, ‘‘Accounting for Income Taxes.’’ This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155 (FAS 155), ‘‘Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No.133 and 140.’’ FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets’’ (‘‘SFAS NO. 156’’), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for the Company’s year ended December 31, 2006. The Company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures of Market Risk

The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

All of the Company’s loans payable outstanding at December 31, 2006 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $17,726 change in annual interest expense.

ITEM 7.	FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

May 23, 2007

The Board of Directors and Stockholders
Orthometrix, Inc.
White Plains,, NY

We have audited the accompanying balance sheet of Orthometrix, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthometrix, Inc. at December 31, 2006 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2006 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Radin Glass & Co., LLP
Certified Public Accountants

New York, NY

ORTHOMETRIX, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2006

Assets
Current assets:
Cash	$4,011
Accounts receivable – trade	239,131
Inventories	816,803
Prepaid expenses and other current assets	21,522
Total current assets	1,081,467
Property and equipment, net	80,581
Other	11,658
Total Assets	$1,173,706
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,677,350
Notes payable – net of discount	612,921
Unearned service revenue	80,265
Related party loans	423,000
Customer deposits	16,343
Loan payable – equipment	18,549
Total current liabilities	2,828,428
Line of credit	350,000
Long term loan payable – related party	25,000
Long term loan payable – equipment	36,033
Long term notes payable	220,000
Stockholders’ deficit:
Common stock – $0.0005 par value 45,178,618 shares issued and outstanding and 75,000,000 shares authorized	22,588
Preferred stock – $0.0005 par value 1,000,000 shares authorized	—
Additional paid-in capital	43,534,353
Accumulated deficit	(45,842,696)
Total stockholders’ deficit	(2,285,755)
Total Liabilities and Stockholders’ Deficit	$1,173,706

See notes to the financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenue	$2,362,427	$1,514,525
Cost of revenue	864,196	613,869
Gross profit	1,498,231	900,656
Sales and marketing expense	1,815,039	1,276,516
General and administrative expense	1,214,349	1,645,967
Research and development expense	111,836	314,969
Operating loss	(1,642,993)	(2,336,796)
Interest expense	(339,760)	(55,050)
Interest income	2,208	3,679
Other income	231	25
Net loss	$(1,980,314)	$(2,388,142)
Basic and diluted weighted average shares	44,534,340	42,053,129
Basic and diluted loss per share	$(0.04)	$(0.06)

See notes to the financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Total	Common Stock	Additional Paid-In Capital	Accumulated Deficit
Balance as of December 31, 2004	35,710,939	$(838,023)	$17,854	$40,618,373	$(41,474,250)
Warrants issued as compensation to non-employees in connection with notes payable	—	43,318	—	43,318	—
Stock options and warrants issued as compensation to non-employees	—	277,141	—	277,141	—
Stock options and warrants exercised	1,015,000	118,901	508	118,393	—
Stock issued in connection with equity financing	6,681,429	1,812,000	3,341	1,808,659	—
Notes converted to stock	400,000	100,000	200	99,800	—
Stock issued as compensation to non-employees	400,000	76,000	200	75,800	—
Net Loss	—	(2,388,132)	—	—	(2,388,132)
Balance as of December 31, 2005	44,207,368	$(798,795)	$22,103	$43,041,484	$(43,862,382)
Warrants issued as compensation to non-employees in connection with notes payable	—	290,270	—	290,270	—
Stock options and warrants issued as compensation	—	111,652	—	111,652	—
Stock options exercised	236,250	23,432	117	23,315	—
Stock purchased	125,000	25,000	63	24,938	—
Stock issued as compensation	610,000	43,000	305	42,695	—
Net Loss	—	(1,980,314)	—	—	(1,980,314)
Balance as of December 31, 2006	45,178,618	$(2,285,755)	$22,588	$43,534,353	$(45,842,696)

See notes to financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities:
Net loss	$(1,980,314)	$(2,388,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	43,000	76,000
Stock options and warrants issued as compensation	136,649	277,141
Amortization expense	215,122	39,984
Depreciation expense	21,298	6,276
Fair value of stock at conversion	—	72,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(203,591)	114,235
Increase in inventories	(554,307)	(142,036)
Decrease (ncrease) in prepaid expenses and other current assets	134,609	(48,335)
Increase in accounts payable	704,282	151,595
Increase (decrease) in accrued expenses	236,390	(86,472)
Increase in unearned service revenue	42,320	30,435
Increase in other liabilities	16,343	16,826
Net cash used in operating activities	(1,188,199)	(1,880,483)
Cash Flows From Investing Activities:
Purchase of property and equipment	(7,646)	(30,557)
Cash used in investing activities	(7,646)	(30,557)
Cash Flows From Financing Activities:
Proceeds from line of credit	20,000	330,000
Proceeds of borrowings from unrelated parties	—	70,000
Proceeds of borrowings from related parties	1,358,000	215,000
Repayment of borrowings from related parties	(210,000)	(540,000)
Exercise of stock options and warrants	23,436	118,901
Proceeds for issuance of common stock	—	1,740,000
Repayment of loan payable – equipment	(14,441)	—
Net cash provided by financing activities	1,176,995	1,933,901
Net increase (decrease) in cash	(18,850)	22,861
Cash at beginning of year	22,861	—
Cash at end of year	$4,011	$22,861
Supplemental disclosure of cash flow information
Cash paid for interest	$79,704	$39,836
Cash paid for income taxes	$1,164	$696
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$59,843	$—
Less: Amount financed	(52,197)	—
	$7,646	$—

See notes to the financial statements.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	The Company and Going Concern Consideration:

Orthometrix, Inc. (‘‘OMRX’’ or the ‘‘Company’’) markets, sells, and services several musculoskeletal product lines used in pharmaceutical research, diagnostic and monitoring of bone and muscle disorders, sports medicine, rehabilitative medicine, physical therapy and pain management. Prior to April 11, 2002 the Company also developed, manufactured, sold and serviced a wide range of traditional bone densitometers used to assess bone mineral content and density, one of several factors used by physicians to aid in the diagnosis and monitoring of bone disorders, particularly osteoporosis.

During the past two years, the Company has experienced aggregate losses from operations of $4,368,456 and has incurred a total negative cash flow from operations of $3,068,682 for the same two-year period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has also implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases with the timing of orders of products.

2.	Summary of Significant Accounting Policies

Fair Value of Financial Statements

Statement of Financial Accounting Standards (SFAS) No. 107, as amended by SFAS No. 119, ‘‘Disclosures about Fair Value of Financial Instruments’’, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

In the United States and Canada, the Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers’ warranty), as well as extended warranty contracts. Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company’s distributors. The Company also offers six-month warranties on replacement parts worldwide. The Company provides warranty services to its customers in the United States and Canada. Any costs incurred by the Company in connection with a warranty of a system not manufactured by the Company are borne by such manufacturer pursuant to the applicable distribution agreement. Therefore, no warranty reserve is required by products sold by the Company.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	Summary of Significant Accounting Policies (Continued):

The Company has no obligations to provide any other services to any of its third party dealers or distributors or their customers.

Stock-based Compensation

Stock-based compensation related to employees, directors, and consultants is accounted for in accordance with SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’).

Inventory

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

Property and Equipment

Furniture and fixtures are recorded at cost and are depreciated using the straight-line method over three to seven years.

The Company’s demonstration systems used for marketing and customer service purposes are carried at the lower of cost or net realizable value until the time of sale. From time to time, the Company may judge it desirable for marketing purposes to provide a device to an appropriate entity. In such cases, the Company will carry the device at cost less amortization, with amortization calculated on a straight-line basis over thirty-six months or expense the device if appropriate.

Long-lived Assets

Management evaluates on an ongoing basis whether events or changes in circumstances exist that would indicate that the carrying value of the Company’s long-lived assets may not be recoverable. Should there be an indication of impairment in the value of its long-lived assets, management would estimate the future cash flows expected to result from the use of the assets and their eventual disposition and recognize a specific provision against such assets if the aggregate nominal estimated future undiscounted cash flows are less than the carrying value of the assets. In considering whether events or changes in circumstances exist, management assesses several factors, including a significant change in the extent or manner in which the assets are used, a significant adverse change in legal factors or in the business climate that could affect the value of the assets, an adverse action or assessment of a regulator, and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with such assets.

Income Taxes

The Company accounts for deferred income taxes by recognizing the tax consequences of ‘‘temporary differences’’ by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expenses of approximately $19,238 and $23,024 were incurred for the years 2006 and 2005, respectively, and are included in sales and marketing expense.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	Summary of Significant Accounting Policies (Continued):

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

Options to purchase 4,236,250 and 3,792,500, shares of common stock were outstanding at December 31, 2006, and 2005, respectively, but were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

Concentration of Credit Risk

During 2006, approximately 62% of total sales were derived from the Company’s nine largest customers. During 2005, approximately 62% of total sales were derived from the Company’s eight largest customers. The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. The Company sells to customers in various geographic territories worldwide.

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

Foreign Exchange Exposure

The Company’s purchases and sales of products and services are made primarily in U.S. dollars. As a result, the Company has minimal exposure to foreign exchange risk in the short-term. However, a portion of the Company’s products are supplied by Stratec and Novotec and sold along with the Company’s products into foreign markets. Any significant and lasting change in the exchange rates between the U.S. dollar and the currencies of those countries could have a material effect on both the costs and sales of those products and services.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

Segment Reporting

The Company has one reportable segment. The Company evaluates performance based on operating income, which is income before interest and non-operating items.

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	Summary of Significant Accounting Policies (Continued):

This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, ‘‘Accounting for Income Taxes.’’ This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155 (FAS 155), ‘‘Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No.133 and 140.’’ FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, ‘‘Accounting for Servicing of Financial Assets’’ (‘‘SFAS NO. 156’’), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	Summary of Significant Accounting Policies (Continued):

beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, ‘‘Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a ‘‘restatement process’’ where prior financials would be amended. SAB 108 is effective for the Company’s year ended December 31, 2006. The Company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

3.	Distribution Agreements

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

Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2006, the Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

3.	Distribution Agreements (Continued):

Novotec

Under a Distribution Agreement, dated as of October 1, 1999, Novotec gave Bionix the exclusive right to distribute the Galileo™ and Leonardo™ product lines in the United States, Canada, Mexico, Central and South America and the Caribbean. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002, with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the Galileo™ and Leonardo™ systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase the Galileo™ and Leonardo™ systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2006, the Distribution Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

MIP

Under a Product Approval and Licensing Agreement, dated as of February 12, 2002, MIP licensed to Bionix the Orbasone™ product line. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002 with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this agreement.

Under the Product Approval and Licensing Agreement, MIP granted the Company an exclusive and perpetual authority, right and license to use the technology in the Orbasone™, to seek PMA approval for the Orbasone™ and to assemble, develop, manufacture, market, promote, sell, distribute and service the Orbasone™ in North America.

4.	Inventories:

Inventories at December 31, 2006 consist of products kits, spare parts and sub-assemblies.

5.	Property and Equipment:

Property and equipment consisted of the following as of December 31, 2006:

Furniture and fixtures	$226,908
Accumulated depreciation	(146,327)
$80,581

6.	Stockholders’ Equity (Deficit):

Effective with stockholder approval received on June 14, 2005, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 45,000,000 to 75,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2006 and 2005, there was no preferred stock outstanding.

On December 2, 2005, the Company registered 10,926,429 shares of Common Stock with the filing of Form SB-2. 6,721,429 of the shares registered are currently outstanding and 4,205,000 shares are issuable upon the exercise of warrants held by certain officers, directors and unaffiliated individuals.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

7.	Compensation Programs

Stock Option Plan

The Company has a stock-based compensation plan whereby stock options may be granted to officers, employees and non-employee consultants to purchase a specified number of shares of Common Stock. All outstanding options granted have an exercise price not less than 100% of the market value of the Company’s Common Stock at the date of grant, are for a term not to exceed 10 years, and vest over a four year period at 25% per year.

At the 2005 annual meeting of stockholders on June 14, 2005, the shareholders approved an amendment to the Company’s Amended and Restated 1994 Stock Option and Incentive Plan for Employees, and the Amended and Restated 2000 Stock Option and Incentive Plan for Non Employee Directors and Consultants, to increase the authorized number of shares reserved for stock options from 3 million to 5 million and from 1 million to 1.5 million, respectively.

The Amended and Restated 1994 Stock Option and Incentive Plan for Employees includes 5,000,000 shares of Common Stock reserved for issuance. Options are issued to employees at the discretion of the Board of Directors. During 2006, 610,000 options were issued as compensation to employees. Beginning in the first quarter of 2006, the Company applied SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’) to determine the compensation cost of stock options granted to employees and non-employees based on the fair value method. Non-cash compensation cost is recognized over the service or vesting period.

Under the Amended and Restated 2000 Stock Option Plan for Non-Employee Directors and Consultants (the ‘‘Board Plan’’), which has 1,500,000 shares of common stock reserved for issuance, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director’s first election to the Board of Directors and a grant to acquire 5,000 shares is effective on the date of the director’s reelection to the Board of Directors. Options are issued to consultants at the discretion of the Board of Directors. During 2006, 230,000 options were issued to non-employee directors and consultants.

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly, 1,524,500 shares were repriced to $.15 per share. Subsequent to the option repricing on December 14, 2000, the company measured compensation expense using variable plan accounting. Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2006 or 2005.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

7.	Compensation Programs (Continued):

The following is a summary of options related to the Amended and Restated 1994 Stock Option and Incentive Plan for Employees and the Board Plan as of December 31:

	2006	Range of Option Prices Per Share	2005	Range of Option Prices Per Share
Options outstanding at beginning of year	3,792,500	$0.02 – 0.67	3,432,500	$0.02 – 0.67
Cancellations	(285,000)	$0.15 – 0.28	(560,000)	$0.06 – 0.37
Granted	965,000	$0.07 – 0.30	1,615,000	$0.19 – 0.44
Exercised	(236,250)	$0.06 – 0.30	(695,000)	$0.06 – 0.15
Options outstanding at end of year	4,236,250		3,792,500
Options exercisable at end of year	2,452,000		1,968,563
Options available for grant at end of year	1,145,000		1,825,000

The following table summarizes information about significant groups of stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercisable Prices	Weighted Average Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Options Exercisable	Exercise Price	Weighted Average Remaining Contractual Life in Years
$ .02 – .05	1,121,250	$.048	6	1,027,625	$.048	6
.055	495,000	.055	2	495,000	.055	2
.06 – .13	595,000	.077	7	295,000	.078	5
.14	45,000	.140	5	—	—	5
.15	311,250	.150	7	201,250	.150	6
.17	175,000	.170	7	87,500	.170	7
.18	45,000	.180	4	—	—	4
.19	120,000	.190	7	23,750	.190	7
.20	285,000	.200	9	30,000	.200	7
.22	160,000	.220	7	40,000	.220	7
.23	70,000	.230	9	6,250	.230	8
.27	10,000	.270	8	2,500	.270	8
.28	65,000	.280	9	16,250	.280	9
.30	123,750	.300	7	28,125	.300	8
.33	510,000	.330	8	127,500	.330	8
.44	45,000	.440	8	11,250	.440	8
.531	10,000	.531	3	10,000	.531	3
.67	50,000	.670	5	50,000	.670	5

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2006 and 2005: dividend yield of 0%, risk-free weighted average interest rate of 4.60% and 4.29%, expected volatility factor of 148% and 150% and an expected option term of

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

7.	Compensation Programs (Continued):

10 years (or 5 years for 10% shareholders). The weighted average fair value at date of grant for options granted during 2006 and 2005 was $0.17 and $0.26 per option, respectively.

401(k) Plan

Pursuant to the Orthometrix, Inc. Retirement Savings Plans, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company’s policy is to fund plan contributions as they accrue. Contribution expense was $6,402 and $14,103 for the years ended December 31, 2006 and 2005, respectively.

8.	Income Taxes

The Company did not record a provision for income tax expense for the years ended December 31, 2006 and 2005 since any provision would be offset by the Company’s NOL carryforwards.

Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

	2006	2005
Statutory income tax rate	(34.0%)	(34.0%)
Valuation allowance	42.0	42.0
State income taxes, net of
Federal benefit	(8.0)	(8.0)
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are summarized below:

2006
Deferred tax assets and liabilities:
Accrued liabilities	$67,863
Valuation allowance	(67,863)
Net current deferred tax assets	—
Net operating loss carryforwards	(8,359,380)
Valuation allowance	(8,359,380)
Net noncurrent deferred tax assets	—
Total deferred tax assets	$—

Realization of the deferred tax asset is dependent on the Company’s ability to generate sufficient taxable income in future periods. Based on the historical operating losses and the Company’s existing financial condition, in 2006 and 2005, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

8.	Income Taxes (Continued):

The Company has utilizable federal and state net operating loss carryforwards of approximately $19,903,287 at December 31, 2006 for income tax purposes, which expire in 2008 through 2023.

9.	Commitments and Contingencies:

Employees

In 2006, the Company entered into various employee agreements with 2 new employees. In addition to their base salary, each employee was offered various benefits, and in some cases stock options.

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

Leases

Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2007	31,584
2008	18,424
$50,008

10.	Related Party Transactions

During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, as compared to borrowings of $285,000 from related parties and others in 2005. $40,000 of the borrowings in 2005 were short term, non-interest bearing loans and were repaid in 2005. $25,000 were short term loans, bearing interest at prime. $633,000 of the borrowings in 2006 were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $945,000 were notes issued in 2005 and 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) which mature one year from the date of issuance. On February 1, 2007, all outstanding loans were either paid off or replaced with new notes bearing interest at 12.00% and maturing one year from the date of issuance.

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

Of the total note proceeds during the year ended December 31, 2006, $290,270 were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $434,730 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31, 2006, the unamortized discount on the notes payable is $112,079. During the quarter ending December 31, 2006, the Company recorded interest expense of $77,695.

In December 2006, the Company granted an Officer 600,000 shares of Common Stock at $0.07 per share for services rendered. The value of the stock was $42,000 and recorded as consulting expense, additional paid in capital, and Common Stock.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

10.	Related Party Transactions (Continued):

During 2006, the Board approved a grant of stock options to employees and directors to purchase an aggregate of 630,000 shares of Common Stock with exercise prices equal to the market price of stock on the date of grant. The options are 10 year options (with the exception of Mr. Bonmati, a 10% shareholder, who received options to purchase 180,000 shares of Common Stock) and vest over 4 years. The value of these options was $78,611, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and additional paid-in capital.

During 2006, the Board also approved a grant of stock options to independent consultants to purchase an aggregate of 210,000 shares of Common Stock. The value of these options was $33,041, based on the application of the Black-Scholes option pricing model and this value was recorded as consulting expense and additional paid-in capital.

Transactions with Bionix

The Company and Bionix, a company of which Reynald G. Bonmati, the President and Chairman of the Board of the Company is President, were parties to three exclusive four-year sub-distribution agreements pursuant to which the Company has the right to purchase and sell certain systems and products from Bionix at a fixed percentage discount from contractually-stated selling prices. Under two separate sub-distribution agreements, dated October 1, 1999, the Company had the right to purchase and sell the pQCT® and Galileo™ systems and products. Under the third sub-distribution agreement, dated February 17, 2000, the Company had the right to purchase and sell the Genestone 190 systems and products. During fiscal year 2002, the Company purchased from Bionix systems and products equal to approximately $4,500. Following the asset sale to Cooper, the Company focused exclusively on its musculoskeletal products and all Bionix rights from MIP were assigned to the Company for one dollar. Such rights also include the exclusive and perpetual authority, right and license in North America to seek PMA approval for the Orbasone™, and to assemble, manufacture, market, sell and service the Orbasone™. The Orbasone™ systems and products had not yet been approved by the U.S. Food and Drug Administration for sale in the U.S.

11.	Supplemental Sales and Customer Information:

During 2006, approximately 62% of total sales were derived from the Company’s nine largest customers. During 2005, approximately 62% of total sales were derived from the Company’s eight largest customers. The Company’s largest customers are primarily universities and hospitals.

The Company’s sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

	2006		2005
Pacific Rim	$(4,625)	(0.20)	$56,394	3.72%
Europe/Middle East	570	0.03	—	—
Latin America	—	—	33,844	2.23
Canada	79,925	3.38	224,074	14.79
Domestic Sales	2,286,557	96.79	1,200,213	79.26
	$2,362,427	100.0%	$1,514,525	100.0%

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

12.	Quarterly Financial Data (Unaudited):

	2006 Quarters
	First	Second	Third	Fourth	Total
Revenue	$748,066	$711,956	$507,368	$395,037	$2,362,427
Gross Profit	524,268	426,707	326,461	220,795	1,498,231
Operating loss	(296,820)	(353,524)	(291,560)	(701,089)	(1,642,993)
Net loss	(253,167)	(396,077)	(393,335)	(937,735)	(1,980,314)
Weighted average shares:
Basic and diluted	44,288,618	44,353,618	44,455,303	44,541,444	44,534,340
Basic and diluted per share	$(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

	2005 Quarters
	First	Second	Third	Fourth	Total
Revenue	$470,980	$391,484	$302,981	$349,080	$1,514,525
Gross Profit	296,650	221,831	167,219	214,956	900,656
Operating loss	(577,780)	(343,925)	(564,850)	(850,231)	(2,336,786)
Net loss	(616,865)	(341,734)	(564,649)	(864,884)	(2,388,132)
Weighted average shares:
Basic and diluted	37,935,677	42,949,624	43,470,248	43,777,205	42,053,129
Basic and diluted per share	$(0.02)	(0.01)	(0.01)	(0.02)	(0.06)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A:	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PART III

ITEMS    9, 10, 11, AND 12

NONE

ITEM 13.    EXHIBITS

2.1		Asset Purchase Agreement with Cooper Surgical Acquisition Corp. and Orthometrix, Inc. (E)
3.1		Restated Certificate of Incorporation of Orthometrix, Inc. (C)
3.2		Certificate of Amendment of Restated Certificate of Incorporation (F)
3.3		By-laws of Orthometrix, Inc. as amended (D)
4.1		Form of warrant to purchase shares of common stock of Orthometrix, Inc. (G)
+10	.1	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.2	Product Approval and Licensing Agreement, dated February 12, 2002, by and between M.I.P. GmbH and Bionix L.L.C. (A)
+10	.3	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.4	Distribution Agreement, dated as of October 1, 1999, by and between Stratec Medizintechnik, GmbH and Bionix, L.L.C. (A)
+10	.5	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.6	Distribution Agreement, dated as of October 1, 1999 by and between Novotec Maschinen GmbH and Bionix, L.L.C. (A)
10.7		$50,000 Promissory Note, dated October 4, 2005, between Orthometrix, Inc. and Michael Huber (G)
10.8		$20,000 Promissory Note, dated October 11, 2005, between Orthometrix, Inc. and John Utzinger (G)
10.9		$100,000 Promissory Note, dated November 18, 2005, between Orthometrix, Inc. and Reynald Bonmati (G)
10.10		$50,000 Promissory Note, dated December 12, 2005, between Orthometrix, Inc. and The Chrystele Bonmati Trust (H)
10.11		$25,000 Promissory Note, dated January 17, 2006, between Orthometrix, Inc. and The Chrystele Bonmati Trust (I)
10.12		$150,000 Promissory Note, dated February 28, 2006, between Orthometrix, Inc. and Reynald Bonmati (I)
10.13		$100,000 Promissory Note, dated March 15, 2006, between Orthometrix, Inc. and The Chrystele Bonmati Trust (I)
10.14		Securities Purchase Agreement, dated February 25, 2005, between Orthometrix, Inc. and Rock Creek Investment Partners, L.P. (B)

10.15	Securities Purchase Agreement, dated March 3, 2005, between Orthometrix, Inc. and Psilos Group Partners II SBIC, L.P. (B)
10.16	Amended and Restated 1994 Stock Option and Incentive Plan for Employees (F)
10.17	Amended and Restated 2000 Stock Option and Incentive Plan for Non Employee Directors and Consultants (F)
10.18	Small Business Grid Note, dated October 3, 2005, between HSBC Bank USA, N.A. and Orthometrix, Inc. (G)
10.19	General Security Agreement, dated October 3, 2005, between HSBC Bank USA, N.A. and Orthometrix, Inc. (G)
10.20	$100,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc. and Michael Huber. (J)
10.21	$50,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc. and Reynald Bonmati. (J)
10.22	$50,000 Promissory Note, dated April 17, 2006, between Orthometrix, Inc. and Reynald Bonmati. (J)
10.23	$250,000 Promissory Note, dated June 23, 2006 between Orthometrix, Inc. and Psilos Group Partners II-S, L.P. (J)
23.1	Consent of Radin, Glass & Co., LLP (G)
23.2	Consent of Kirkpatrick & Lockhart Nicholson Graham LLP (G)
24	Power of Attorney (G)
Exhibits required by Item 601 of Regulation S-B are filed herewith:
31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidentiality requested as to certain provisions.
(A)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated May 15, 2003 and is incorporated herein by reference.
(B)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-KSB dated March 24, 2005 and is incorporated herein by reference.
(C)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-Q dated November 13, 1997, and is incorporated herein by reference.
(D)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form S-I (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.
(E)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 8-K dated April 15, 2002, as incorporated herein by reference.
(F)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10QSB dated August 2, 2005, as incorporated herein by reference.

(G)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (Registration No. 333-130095), effective December 14, 2005, and is incorporated herein by reference.
(H)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-KSB dated February 22, 2006, as incorporated herein by reference.
(I)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated May 10, 2006 as incorporated herein by reference.
(J)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated August 4, 2006 as incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit Fees – The aggregate fees for the years ended December 31, 2006 and 2005 for professional services rendered by Radin, Glass & Co., LLP for the audit of annual financial statements and review of financial statements included in any Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements are approximately $32,000 in 2005 and 31,000 in 2006.

2.	Audit-Related Fees – The registrant did not pay any audit-related fees during the years ended December 31, 2006 and 2005 that are not reported under paragraph 1 above.

3.	Tax Fees – The registrant did not pay any fees during the years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

4.	All Other Fees – The registrant did not pay any other fees during the years ended December 31, 2006 and 2005 other than those reported in paragraphs 1 through 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 4th day of June, 2007.

ORTHOMETRIX, INC.

By:	/s/ Reynald Bonmati Name: Reynald G. Bonmati Title: President

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

Signature	Capacity In Which Signed	Date

/s/ Reynald G. Bonmati	Chairman of the Board and President (Principal Executive Officer); and Director	June 4, 2007

Reynald G. Bonmati

/s/ Neil H. Koenig	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 4, 2007

Neil H. Koenig

/s/ Michael W. Huber	Director	June 4, 2007

Michael W. Huber

/s/ André-Jacques Neusy	Director	June 4, 2007

André-Jacques Neusy

/s/ William Orr	Director	June 4, 2007

William Orr

/s/ Albert S. Waxman	Director	June 4, 2007

Albert S. Waxman