Form 10QSB
period 2007-03-31
ORTHOMETRIX  INC
filed 2007-06-22
CIK 946428

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

There were 45,178,618 shares of common stock outstanding as of June 13, 2007.

                                    1 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS

                                                     March 31, 2007
                                                     --------------
Current assets:
   Cash                                               $        660
   Accounts receivable - trade                             444,869
   Inventories                                             713,581
   Prepaid insurance                                        21,288
                                                      ------------
      Total current assets                               1,180,398
Property and equipment, net                                 78,943
Deferred financing costs, net                               13,877
Other                                                       11,658
                                                      ------------
      Total Assets                                    $  1,284,876
                                                      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade                           $  1,517,183
   Accrued expenses                                        222,148
   Customer deposits                                           168
   Related party loans                                      30,653
   Notes payable, net of discount                        1,551,955
   Unearned service revenue                                 99,594
   Loan payable - equipment                                 18,969
                                                      ------------
      Total current liabilities                          3,440,670
Long term loan payable - equipment                          31,130
Long term note payable                                      20,000
Stockholders' deficit:
   Common stock - par value $.0005 per share,               22,588
      75,000,000 shares authorized, and 45,178,618
      shares issued and outstanding
   Preferred stock - par value $.0005 per share,                --
      1,000,000 shares authorized
   Additional paid-in capital                           43,977,387
   Accumulated deficit                                 (46,206,899)
                                                      ------------
      Total stockholders' deficit                       (2,206,924)
                                                      ------------
      Total Liabilities and Stockholders' Deficit     $  1,284,876
                                                      ============

                See notes to consolidated financial statements.

                                    2 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                            ---------------------------
                                               MARCH 31,    MARCH 31,
                                                 2007         2006
                                              ----------   -----------
Revenue                                      $   580,493   $   748,066
Cost of revenue                                  335,298       223,798
                                             -----------   -----------
   Gross profit                                  245,195       524,268
Sales and marketing expense                      253,176       443,559
General and administrative expense               180,541       260,498
Research and development expense                      --        42,031
                                             -----------   -----------
   Operating loss                               (188,522)     (221,820)
Interest expense                                (175,929)      (31,645)
Interest income                                      249            67
Other income                                          --           231
                                             -----------   -----------
   Net loss                                  $  (364,202)  $  (253,167)
                                             ===========   ===========
Basic and diluted weighted average shares     45,178,618    44,288,618
                                             ===========   ===========
Basic and diluted loss per share:
   Net loss                                  $     (0.01)  $     (0.01)
                                             ===========   ===========

                See notes to consolidated financial statements.

                                    3 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                          -------------------------------
                                                                          MARCH 31, 2007   MARCH 31, 2006
                                                                          --------------   --------------

Cash Flows From Operating Activities:
Net loss                                                                     $(364,202)      $(253,167)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Stock options and warrants issued                                         77,795          61,479
      Amortization expense of note payable discounts                           124,722          15,945
      Amortization expense of deferred financing costs                           2,776              --
      Depreciation expense                                                       5,321           5,443
Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                              (205,738)          2,655
      Decrease (increase) in inventories                                       103,222         (97,333)
      Decrease (increase) in prepaid insurance                                     234         (59,263)
      Increase in accounts payable                                             133,480         171,819
      (Decrease) increase in accrued expenses                                  (39,949)         23,695
      Increase in unearned service revenue                                      19,329          27,609
      Decrease in customer deposits                                            (16,175)             --
                                                                             ---------       ---------
   Net cash used in operating activities                                      (159,185)       (101,118)
                                                                             ---------       ---------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                          (3,683)        (11,831)
                                                                             ---------       ---------
   Cash used in investing activities                                            (3,683)        (11,831)
                                                                             ---------       ---------
Cash Flows From Financing Activities:
   Repayment of borrowings from related parties                                (87,000)             --
   Proceeds of borrowings from related parties                                 601,000         275,000
   Exercise of stock options and warrants                                           --          17,046
   Proceeds from line of credit                                               (350,000)         10,000
   Repayment of loan payable - equipment                                        (4,483)         (1,579)
                                                                             ---------       ---------
   Net cash provided by financing activities                                   159,517         300,467
                                                                             ---------       ---------
Net increase in cash                                                            (3,351)        187,518
Cash at beginning of period                                                      4,011          22,861
                                                                             ---------       ---------
Cash at end of period                                                        $     660       $ 210,379
                                                                             =========       =========
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment                                                  --          64,028
Less: Amount financed                                                               --         (52,197)
                                                                             ---------       ---------
                                                                                    --          11,831
                                                                             =========       =========

                See notes to consolidated financial statements.

                                    4 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND GOING CONCERN

        The consolidated financial statements of Orthometrix, Inc. and
        Subsidiary (the "Company") presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, and included in the
        Company's Report on Form 10-KSB as filed with the Securities and
        Exchange Commission on June 6, 2007. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

        During the past two fiscal years ended December 31, 2006 and 2005, the
        Company has experienced aggregate losses from operations of $4,368,456 and has incurred total negative cash flow from operations of $3,068,682 for the same two-year period. During the three months ended March 31,
        2007 the Company experienced a net loss of $364,202 and a negative cash flow from operating activities of $159,185. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

2.      INVENTORIES

        As of March 31, 2007, inventories consisted of $713,581 of sub-assemblies, parts, spare parts and finished goods. During the quarter, the Company wrote down the value of their slow moving Orbasone inventory systems by $60,117.

3.      CASH FLOWS

        The Company paid $20,348 and $10,469 for interest during the three months ended March 31, 2007 and 2006, respectively.

                                    5 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                 2007   $ 31,584
                                 2008     18,424
                                        --------
                                        $ 50,008
                                        ========

6.      RELATED PARTY TRANSACTIONS

        On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the quarter ended
        March, 31 2007. In addition to the refinancing, the Company borrowed
        $57,653 from certain officers and directors in the first quarter of
        2007, of which, $27,000 were repaid. During the year ended December 31,
        2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the
        JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which mature one year from the date of issuance.

        For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
        (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

        Of the total note proceeds received or refinanced during the quarter ended March 31, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of
        $1,289,311 allocated to the notes

                                    6 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      RELATED PARTY TRANSACTIONS (CONTINUED)

        payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 2007, the unamortized discount on the notes payable is $321,045. During the quarter ending March 31, 2007, amortization of discounts of $124,722 was recorded as interest expense.

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

        During the three months ended March 31, 2007, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 800,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $109,345. Of that amount, $77,795 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr.
        Bonmati's 2006 salary accrual and additional paid-in capital.

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

                                    7 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Critical Accounting Policies And Estimates (Continued)

        assumptions upon which the Company rely are reasonable based upon information available at the time.

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

                                    8 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources

        The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2006 and 2005, the Company incurred aggregate net losses from operations of $4,368,456 and negative cash flow from operations of $3,068,682. During the three months ended March 31, 2007, the Company incurred a net loss of $364,202 and negative cash flow from operations of $159,185. As of March 31, 2007, the Company had $660 in
        unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

        On February 18, 2007, Kathy Smith, a leader in the health and fitness market, and her representatives on behalf of Kathy Smith Lifestyles
        ("KSL") entered into a sales agreement with the Company. KSL agreed to promote the VibraFlex Home Edition through educational seminars, media appearances and its website, kathysmith.com, with emphasis on the female segment of the market. The agreement ends on December 31, 2007 and can be renewed for successive one year terms thereafter.

                                    9 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Liquidity and Capital Resources (Continued)

        The level of the Company's cash and cash equivalents decreased to $660 at March 31, 2007 from $4,011 at December 31, 2006. The Company expended
        $159,185 in cash for operations and $3,683 for investments during the three months ended March 31, 2007 which were offset by $159,517 in cash provided by financing activities during the three month period. Through these financing activities the Company received $601,000 in loans from officers and directors, which were offset by the repayment of equipment loan payable of $4,483, $87,000 repayment of borrowings, and $350,000 repayment of the HSBC line of credit.

        On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the quarter ended
        March, 31 2007. In addition to the refinancing, the Company borrowed
        $57,653 from certain officers and directors in the first quarter of
        2007, of which, $27,000 were repaid. During the year ended December 31,
        2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the
        JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which mature one year from the date of issuance.

        For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it
        (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

        Of the total note proceeds received or refinanced during the quarter ended March 31, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of
        $1,589,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At March 31, 2007, the unamortized discount on the notes payable is $321,045. During the quarter ending March 31, 2007, amortization of discounts of $124,722 were recorded as interest expense.

        During the three months ended March 31, 2007, the Company's board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 800,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $109,345. Of that amount, $77,795 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr.
        Bonmati's 2006 salary accrual and additional paid-in capital.

                                    10 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        The Company had no backlog of orders as of March 31, 2007 and there are no material commitments for capital expenditure as of that date. The
        Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company's research or development programs. The
        Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

        Results of Operations

        The Company had a net loss of $364,202 ($0.01 per share based on
        45,178,618 weighted average shares) for the three months ended March 31,
        2007 compared to net loss of $253,167 ($0.01 per share based on
        44,288,618 weighted average shares) for the three months ended March 31,
        2006.

        Revenue for the three months ended March 31, 2007 decreased $167,573 (or
        22.4%) to $580,493 from $748,066 from the comparable period of fiscal
        2006. The decrease in revenue was primarily due to a decrease in
        Orbasone(TM) system sales during 2007.

        Cost of revenue as a percentage of revenue was 57.8% and 29.9% for the three months ended March 31, 2007 and 2006, respectively, resulting in a gross margin of 42.2% for the three months ended March 31, 2007 compared to 70.1% for the comparable period of 2006. The decrease in gross margin was due to a decrease in Orbasone(TM) system sales in 2007, which maintains a large gross profit percentage, and the inventory write down of the value of the slow moving Orbasone(TM) systems.

        Sales and marketing expense for the three months ended March 31, 2007 decreased $190,383 (or 42.9%) to $253,176 from $443,559 for the three months ended March 31, 2006. The decrease is due to the Company's decrease in sales staff to market and sell the Orbasone(TM) and decreased trade show and travel expenses to market the Orbasone(TM).

        General and administrative expense for the three months ended March 31,
        2007 decreased $79,957 (or 30.7%) to $180,541 from $260,498 for the three months ended March 31, 2006. The decrease was due to a decrease in payroll expense associated with the exclusion of the Chief Executive
        Officer's salary effective January 1, 2007.

        Research and development expense for the three months ended March 31,
        2007 decreased $42,031 (or 100.0%) to $0 from $42,031 for the three months ended March 31, 2006. The decrease was primarily due to the suspension of all research and development activities.

                                    11 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Results of Operations (Continued)

        Interest expense increased $144,284 (or 456.0%) to $175,929 for the three months ended March 31, 2007 from $31,645 for the three months ended March 31, 2006. Interest expense increased due to the increase in borrowings bearing a higher interest rate.

        Other income decreased $231 (or 100.0%) for the three months ended March
        31, 2007. The $75,000 reduction of the legal reserve in 2006 was reclassified to general and administrative expenses.

        New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures"
        ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November
        15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

        In September 2006, the Securities and Exchange Commission (SEC) issued
        Staff Accounting Bulletin 108, "Considering the Effects on Prior Year
        Misstatements when Quantifying Misstatements in Current Year Financial
        Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method)
        and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended.
        SAB 108 is effective for the Company's year ended December 31, 2006. The
        Company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159
        provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November
        15, 2007. Early adoption is permitted. The Company does not believe that
        SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

                                    12 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

        Quantitative and Qualitative Disclosures of Market Risk

        The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

        All of the Company's loans payable outstanding at March 31, 2007 have variable interest rates and therefore are subject to interest rate risk.
        A one percent change in the variable interest rate would result in a
        $10,288 change in annual interest expense.

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

                                    13 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007

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

              10.7   $20,000 Promissory Note, dated October 11, 2005, between
                     Orthometrix, Inc. and John Utzinger (G)

              10.8   Securities Purchase Agreement, dated February 25, 2005,
                     between Orthometrix, Inc. and Rock Creek Investment
                     Partners, L.P. (B)

              10.9   Securities Purchase Agreement, dated March 3, 2005, between
                     Orthometrix, Inc. and Psilos Group Partners II SBIC, L.P.
                     (B)

             10.10   Amended and Restated 1994 Stock Option and Incentive Plan
                     for Employees (F)

                                    14 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007

ITEM 6.   EXHIBITS (CONTINUED)

             10.11   Amended and Restated 2000 Stock Option and Incentive Plan
                     for Non Employee Directors and Consultants (F)

             10.12   $250,000 Promissory Note, dated June 23, 2006 between
                     Orthometrix, Inc. and Psilos Group Partners II-S, L.P. (H)

             10.13   $345,000 Promissory Note, dated February 1, 2007 between
                     Orthometrix, Inc. and Michael Huber

             10.14   $25,000 Promissory Note, dated February 1, 2007 between
                     Orthometrix, Inc. and Neil Koenig

             10.15   $1,078,000 Promissory Note, dated February 1, 2007 between
                     Orthometrix, Inc. and Reynald Bonmati

             10.16   $175,000 Promissory Note, dated February 1, 2007 between
                     Orthometrix, Inc. and The Chrystele Bonmati Trust.

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

                                    15 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007

ITEM 6.   EXHIBITS (CONTINUED)

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

                                    16 of 17

                                ORTHOMETRIX, INC.
                           FORM 10-QSB MARCH 31, 2007
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
                                            ------------------------------------
                                            Neil H. Koenig
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                            Dated: June 19, 2007

                                    17 of 17