Form 10QSB
period 2007-06-30
ORTHOMETRIX  INC
filed 2007-08-13
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-26206

Orthometrix, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1387931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 Corporate Park Drive, Suite 102, White Plains, NY	10604
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code    (914) 694-2285

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

Transitional Small Business Disclosure Format (check one): Yes     No

There were 45,263,618 shares of common stock outstanding as of August 3, 2007.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.
Consolidated Balance Sheet (Unaudited)

Assets
June 30, 2007
Current assets:
Cash	$1,954
Accounts receivable – trade	190,053
Inventories	635,544
Prepaid insurance	5,934
Total current assets	833,485
Property and equipment, net	78,129
Deferred financing costs, net	9,714
Other	11,658
Total Assets	$932,986
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable – trade	$1,264,292
Accrued expenses	190,614
Customer deposits	64,746
Related party loans	188,957
Notes payable, net of discount	1,426,672
Unearned service revenue	96,235
Loan payable – equipment	19,399
Total current liabilities	3,250,915
Long term loan payable – equipment	26,117
Long term note payable	270,000
Stockholders’ deficit:
Common stock – par value $.0005 per share, 75,000,000 shares authorized, and 45,178,618 shares issued and outstanding	22,588
Preferred stock – par value $.0005 per share, 1,000,000 shares authorized	—
Additional paid-in capital	43,992,919
Accumulated deficit	(46,629,553)
Total stockholders’ deficit	(2,614,046)
Total Liabilities and Stockholders’ Deficit	$932,986

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Consolidated Statements of Operations (Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Revenue	$946,466	$1,460,022
Cost of revenue	557,215	509,047
Gross profit	389,251	950,975
Sales and marketing expense	467,783	864,613
General and administrative expense	342,016	574,177
Research and development expense	5,411	67,529
Operating loss	(425,959)	(555,344)
Interest expense	(361,325)	(96,139)
Interest income	428	2,008
Other income	—	231
Net loss	$(786,856)	$(649,244)
Basic and diluted weighted average shares	45,178,618	44,321,298
Basic and diluted loss per share:
Net loss	$(0.02)	$(0.01)

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	June 30, 2007	June 30, 2006
Revenue	$365,973	$711,956
Cost of revenue	221,917	285,249
Gross profit	144,056	426,707
Sales and marketing expense	214,607	421,054
General and administrative expense	161,475	313,679
Research and development expense	5,411	25,498
Operating loss	(237,437)	(333,524)
Interest expense	(185,396)	(64,494)
Interest income	179	1,941
Net loss	$(422,654)	$(396,077)
Basic and diluted weighted average shares	45,178,618	44,353,618
Basic and diluted loss per share:
Net loss	$(0.01)	$(0.01)

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(786,856)	$(649,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options and warrants issued	77,795	78,526
Amortization expense of note payable discounts	249,440	53,343
Amortization expense of deferred financing costs	6,939	—
Depreciation expense	10,790	9,888
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	49,078	(414,823)
Decrease (increase) in inventories	181,259	(253,110)
Decrease (increase) in prepaid expenses and other current assets	15,588	(142,589)
(Decrease) increase in accounts payable	(119,412)	416,472
Decrease in accrued expenses	(55,951)	(9,530)
Increase in unearned service revenue	15,970	40,520
Increase in customer deposits	48,403	—
Net cash used in operating activities	(306,957)	(870,547)
Cash Flows From Investing Activities:
Purchases of property and equipment	(8,338)	(11,831)
Cash used in investing activities	(8,338)	(11,831)
Cash Flows From Financing Activities:
Repayment of borrowings from related parties	(171,500)	(160,000)
Proceeds of borrowings from related parties	843,804	995,000
Exercise of stock options and warrants	—	17,046
(Repayment of) proceeds from line of credit	(350,000)	20,000
Repayment of loan payable – equipment	(9,066)	(5,771)
Net cash provided by financing activities	313,238	866,275
Net decrease in cash	(2,057)	(16,103)
Cash at beginning of period	4,011	22,861
Cash at end of period	$1,954	$6,758
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	—	64,028
Less: Amount financed	—	(52,197)
	—	11,831

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Going Concern

The consolidated financial statements of Orthometrix, Inc. and Subsidiary (the ‘‘Company’’) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, and included in the Company’s Report on Form 10-KSB as filed with the Securities and Exchange Commission on June 6, 2007. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

During the past two fiscal years ended December 31, 2006 and 2005, the Company has experienced aggregate losses from operations of $4,368,456 and has incurred total negative cash flow from operations of $3,068,682 for the same two-year period. During the six months ended June 30, 2007 the Company experienced a net loss of $786,856 and a negative cash flow from operating activities of $306,957. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

2.    Inventories

As of June 30, 2007, inventories consisted of $635,544 of sub-assemblies, parts, spare parts and finished goods. During the six months ended June 30, 2007, the Company wrote down the value of its slow moving Orbasone inventory systems by $120,234.

3.    Cash Flows

The Company paid $32,373 and $23,578 for interest during the six months ended June 30, 2007 and 2006, respectively.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Income Taxes

The Company accounts for deferred income taxes by recognizing the tax consequences of ‘‘temporary differences’’ by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital. Realization of the deferred tax asset is dependent on the Company’s ability to generate sufficient taxable income in future periods. Based on the Company’s existing financial condition, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets to zero.

5.    Contingency

The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2007	$1,584
2008	18,424
$50,008

6.    Related Party Transactions

On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the first quarter of 2007. In addition to the refinancing, the Company borrowed $300,457 from certain officers and directors in 2007, of which, $111,500 were repaid. During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which mature one year from the date of issuance.

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

Of the total note proceeds received or refinanced during the six months ended June 30, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,289,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30, 2007, the unamortized discount on the notes payable is $196,328. During the six months ended June 30, 2007, amortization of discounts of $249,440 was recorded as interest expense.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Stock-Based Compensation

Beginning in the first quarter of 2006, the Company applied SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’) to determine the compensation cost of stock options granted to employees and non-employees based on the fair value method. Non-cash compensation cost is recognized over the service or vesting period.

During the six months ended June 30, 2007, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 890,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $124,877. Of that amount, $93,327 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr. Bonmati’s 2006 salary accrual and additional paid-in capital.

8.    Major Customers

During 2007, approximately 64% of total sales were derived from the Company’s five largest customers and approximately 58% of the receivable at June 30, 2007 was due from these customers.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

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

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

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

Liquidity and Capital Resources

The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2006 and 2005, the Company incurred aggregate net losses from operations of $4,368,456 and negative cash flow from operations of $3,068,682. During the six months ended June 30, 2007, the Company incurred a net loss of $786,856 and negative cash flow from operations of $306,957. As of June 30, 2007, the Company had $1,954 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 6, 2006, the Company formed Orbasone Mobile, LLC, (‘‘Orbasone Mobile’’) a limited liability company and a wholly-owned subsidiary of the Company. Orbasone Mobile will provide an extracorporeal shock wave therapy (‘‘ESWT’’) mobile service to healthcare providers using the Company’s Orbasone ESWTTM Pain Relief System (‘‘Orbasone’’).

Beginning on August 1, 2006, Healthcare Reimbursement Solutions, Inc. (‘‘HRSI’’) will provide the following services to healthcare providers serviced by Orbasone Mobile: seek insurance carrier ESWT procedure authorizations for their patients, submit insurance claims and any related appeals, and issue collection payments. On February 1, 2006, the Company had formed an alliance with HRSI to provide customers using the Orbasone with a broad range of billing advisory services. These services included billing and reimbursement consulting, turn-key billing, as well as a reimbursement hotline dedicated to one on one consulting and assistance with denial and claim review. Beginning August 1, 2006, the reimbursement hotline provided by HRSI was discontinued and replaced by the reimbursement services mentioned above and provided through Orbasone Mobile.

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

On May 1, 2007, Lamar Health Fitness & Sports (‘‘LHFS’’), a leading provider of innovative products to the home fitness market, entered into a licensing agreement with the Company. LHFS acquired from the Company a non-exclusive license to design, manufacture, market and service in the retail market, whole body vibration devices using the same patented technology that the Company

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

uses for its VibraFlex® whole body vibration systems sold in the commercial market. LHFS also agreed to act as a non-exclusive distributor of the Company’s VibraFlex® models in the U.S. commercial market.

The level of the Company’s cash and cash equivalents decreased to $1,954 at June 30, 2007 from $4,011 at December 31, 2006. The Company expended $306,957 in cash for operations and $8,338 for investments during the six months ended June 30, 2007 which were offset by $313,238 in cash provided by financing activities during the six month period. Through these financing activities the Company received $843,804 in loans from officers and directors, which were offset by the repayment of equipment loan payable of $9,066, $171,500 repayment of borrowings, and $350,000 repayment of the HSBC line of credit.

On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the first quarter of 2007. In addition to the refinancing, the Company borrowed $300,457 from certain officers and directors in 2007, of which, $111,500 were repaid. During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which mature one year from the date of issuance.

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

Of the total note proceeds received or refinanced during the six months ended June 30, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,589,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At June 30, 2007, the unamortized discount on the notes payable is $196,328. During the six months ended June 30, 2007, amortization of discounts of $249,440 was recorded as interest expense.

During the six months ended June 30, 2007, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 890,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The value of these issuances was based on the application of the Black-Scholes option pricing model and valued at $124,877. Of that amount, $93,327 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr. Bonmati’s 2006 salary accrual and additional paid-in capital.

The Company had a backlog of orders of $277,843 as of June 30, 2007 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company’s research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

The Company had a net loss of $786,856 ($0.02 per share based on 45,178,618 weighted average shares) for the six months ended June 30, 2007 compared to net loss of $649,244 ($0.01 per share based on 44,321,298 weighted average shares) for the six months ended June 30, 2006.

Revenue for the six months ended June 30, 2007 decreased $513,556 (or 35.2%) to $946,466 from $1,460,022 from the comparable period of fiscal 2006. The decrease in revenue was primarily due to a decrease in Orbasone™ system sales during 2007.

Cost of revenue as a percentage of revenue was 58.9% and 34.9% for the six months ended June 30, 2007 and 2006, respectively, resulting in a gross margin of 41.1% for the six months ended June 30, 2007 compared to 65.1% for the comparable period of 2006. The decrease in gross margin was due to a decrease in Orbasone™ system sales in 2007, which maintains a large gross profit percentage, and the inventory write down of the value of the slow moving Orbasone™ systems.

Sales and marketing expense for the six months ended June 30, 2007 decreased $396,830 (or 45.9%) to $467,783 from $864,613 for the six months ended June 30, 2006. The decrease is due to the Company’s decrease in sales staff to market and sell the Orbasone™ and decreased trade show and travel expenses to market the Orbasone™.

General and administrative expense for the six months ended June 30, 2007 decreased $232,161 (or 40.4%) to $342,016 from $574,177 for the six months ended June 30, 2006. The decrease was due to a decrease in payroll expense associated with the exclusion of the Chief Executive Officer’s salary effective January 1, 2007.

Research and development expense for the six months ended June 30, 2007 decreased $62,118 (or 92.0%) to $5,411 from $67,529 for the six months ended June 30, 2006. The decrease was primarily due to the suspension of all research and development activities.

Interest expense increased $265,186 (or 275.8%) to $361,325 for the six months ended June 30, 2007 from $96,139 for the six months ended June 30, 2006. Interest expense increased due to the increase in borrowings bearing a higher interest rate.

Other income decreased $231 (or 100.0%) for the six months ended June 30, 2007. The $75,000 reduction of the legal reserve in 2006 was reclassified to general and administrative expenses.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (‘‘SFAS 155’’), ‘‘Accounting for Certain Hybrid Financial Instruments’’ which amends Statement of Financial Accounting Standards No. 133 (‘‘SFAS 133’’), ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and Statement of Financial Accounting Standards No. 140 (‘‘SFAS 140’’), ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, the adoption of SFAS 155 did not have an impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on its financial position, results of operations, or cash flows.

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

All of the Company’s loans payable outstanding at June 30, 2007 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $21,275 change in annual interest expense.

Item 3.    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company internal controls over financial reporting during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

PART II – OTHER INFORMATION

Item 6.    Exhibits

2.1		Asset Purchase Agreement with Cooper Surgical Acquisition Corp. and Orthometrix, Inc. (E)
3.1		Restated Certificate of Incorporation of Orthometrix, Inc. (C)
3.2		Certificate of Amendment of Restated Certificate of Incorporation (F)
3.3		By-laws of Orthometrix, Inc. as amended (D)
4.1		Form of warrant to purchase shares of common stock of Orthometrix, Inc. (G)
+10	.1	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.2	Product Approval and Licensing Agreement, dated February 12, 2002, by and between M.I.P. GmbH and Bionix L.L.C. (A)
+10	.3	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.4	Distribution Agreement, dated as of October 1, 1999, by and between Stratec Medizintechnik, GmbH and Bionix, L.L.C. (A)
+10	.5	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.6	Distribution Agreement, dated as of October 1, 1999 by and between Novotec Maschinen GmbH and Bionix, L.L.C. (A)
10.7		$20,000 Promissory Note, dated October 11, 2005, between Orthometrix, Inc. and John Utzinger (G)
10.8		Securities Purchase Agreement, dated February 25, 2005, between Orthometrix, Inc. and Rock Creek Investment Partners, L.P. (B)
10.9		Securities Purchase Agreement, dated March 3, 2005, between Orthometrix, Inc. and Psilos Group Partners II SBIC, L.P. (B)
10.10		Amended and Restated 1994 Stock Option and Incentive Plan for Employees (F)
10.11		Amended and Restated 2000 Stock Option and Incentive Plan for Non Employee Directors and Consultants (F)
10.12		$250,000 Promissory Note, dated June 23, 2006 between Orthometrix, Inc. and Psilos Group Partners II-S, L.P. (H)
10.13		$345,000 Promissory Note, dated February 1, 2007 between Orthometrix, Inc. and Michael Huber (I)
10.14		$25,000 Promissory Note, dated February 1, 2007 between Orthometrix, Inc. and Neil Koenig (I)
10.15		$1,078,000 Promissory Note, dated February 1, 2007 between Orthometrix, Inc. and Reynald Bonmati (I)

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

Item 6.    Exhibits   (Continued)

10.16	$175,000 Promissory Note, dated February 1, 2007 between Orthometrix, Inc. and The Chrystele Bonmati Trust. (I)
23.1	Consent of Radin, Glass & Co., LLP (G)
23.2	Consent of Kirkpatrick & Lockhart Nicholson Graham LLP (G)
24	Power of Attorney (G)

Exhibits required by Item 601 of Regulation S-B are filed herewith:

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+	Confidentiality requested as to certain provisions.
(A)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated May 15, 2003 and is incorporated herein by reference.
(B)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-KSB dated March 24, 2005 and is incorporated herein by reference.
(C)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-Q dated November 13, 1997, and is incorporated herein by reference.
(D)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form S-I (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.
(E)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 8-K dated April 15, 2002, as incorporated herein by reference.
(F)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated August 2, 2005, as incorporated herein by reference.
(G)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (Registration No. 333-130095), effective December 14, 2005, and is incorporated herein by reference.
(H)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated August 4, 2006 as incorporated herein by reference.
(I)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated June 19, 2007 and is incorporated herein by reference.

ORTHOMETRIX, INC.
FORM 10-QSB JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOMETRIX, INC.
BY:	/s/ Reynald G. Bonmati
Reynald G. Bonmati President/Chief Executive Officer
BY:	/s/ Neil H. Koenig
Neil H. Koenig Chief Financial Officer (Principal Financial Officer)
Dated: August 8, 2007