Form 10QSB
period 2007-09-30
ORTHOMETRIX  INC
filed 2007-11-13
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 45,308,618 shares of common stock outstanding as of October 31, 2007.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.
Consolidated Balance Sheet (Unaudited)

September 30, 2007
Assets
Current assets:
Cash	$9,569
Accounts receivable – trade	141,375
Inventories	695,780
Prepaid insurance	5,481
Total current assets	852,205
Property and equipment, net	57,659
Deferred financing costs, net	5,551
Other	11,658
Total Assets	$927,073
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable – trade	$1,330,952
Accrued expenses	195,122
Customer deposits	64,747
Related party loans	185,000
Notes payable, net of discount	1,760,094
Unearned service revenue	86,398
Loan payable – equipment	13,621
Total current liabilities	3,635,934
Long term loan payable – equipment	18,169
Long term note payable	20,000
Stockholders’ deficit:
Common stock – par value $.0005 per share, 75,000,000 shares authorized, and 45,308,618 shares issued and outstanding	22,653
Preferred stock – par value $.0005 per share, 1,000,000 shares authorized	—
Additional paid-in capital	44,005,868
Accumulated deficit	(46,775,551)
Total stockholders’ deficit	(2,747,030)
Total Liabilities and Stockholders’ Deficit	$927,073

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

Consolidated Statements of Operations (Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Revenue	$1,672,883	$1,967,390
Cost of revenue	942,046	689,954
Gross profit	730,837	1,277,436
Sales and marketing expense	651,521	1,236,818
General and administrative expense	508,993	877,858
Research and development expense	5,990	104,664
Operating loss	(435,667)	(941,904)
Interest expense	(490,912)	(218,093)
Interest income	447	2,187
Other (expense) income	(6,723)	115,231
Net loss	$(932,855)	$(1,042,579)
Basic and diluted weighted average shares	45,205,211	44,366,457
Basic and diluted loss per share:
Net loss	$(0.02)	$(0.02)

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	September 30, 2007	September 30, 2006
Revenue	$726,417	$507,368
Cost of revenue	384,831	180,907
Gross profit	341,586	326,461
Sales and marketing expense	183,738	372,205
General and administrative expense	166,977	208,681
Research and development expense	579	37,135
Operating loss	(9,708)	(291,560)
Interest expense	(129,587)	(121,954)
Interest income	19	179
Other (expense) income	(6,723)	20,000
Net loss	$(145,999)	$(393,335)
Basic and diluted weighted average shares	45,257,531	44,455,303
Basic and diluted loss per share:
Net loss	$(0.00)	$(0.01)

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(932,855)	$(1,042,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options and warrants issued	90,744	122,379
Loss on sale of equipment	6,723	—
Amortization expense of note payable discounts	332,862	137,427
Amortization expense of deferred financing costs	11,102	—
Depreciation expense	15,812	15,830
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	97,756	(125,240)
Decrease (increase) in inventories	121,023	(254,652)
Decrease (increase) in prepaid expenses and other current assets	16,041	(122,253)
(Decrease) increase in accounts payable	(52,751)	333,479
Decrease in accrued expenses	(51,443)	(23,881)
Increase in unearned service revenue	6,133	41,478
Increase in customer deposits	48,404	—
Net cash used in operating activities	(290,449)	(918,012)
Cash Flows From Investing Activities:
Net proceeds from sale of equipment	9,500
Purchases of property and equipment	(9,114)	(11,831)
Cash provided by (used in) investing activities	386	(11,831)
Cash Flows From Financing Activities:
Repayment of borrowings from related parties	(391,054)	(170,000)
Proceeds of borrowings from related parties	1,059,402	1,083,000
Exercise of stock options and warrants	65	17,046
(Repayment of) proceeds from line of credit	(350,000)	20,000
Repayment of loan payable – equipment	(22,792)	(10,057)
Net cash provided by financing activities	295,621	939,989
Net increase in cash	5,558	10,146
Cash at beginning of period	4,011	22,861
Cash at end of period	$9,569	$33,007
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	—	64,028
Less: Amount financed	—	(52,197)
	—	11,831

See notes to consolidated financial statements.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007
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

During the past two fiscal years ended December 31, 2006 and 2005, the Company has experienced aggregate losses from operations of $4,368,456 and has incurred total negative cash flow from operations of $3,068,682 for the same two-year period. During the nine months ended September 30, 2007 the Company experienced a net loss of $932,855 and a negative cash flow from operating activities of $290,449. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

2.    Inventories

As of September 30, 2007, inventories consisted of $695,780 of sub-assemblies, parts, spare parts and finished goods. During the nine months ended September 30, 2007, the Company wrote down the value of its slow moving Orbasone inventory systems by $180,351.

3.    Cash Flows

The Company paid $47,121 and $53,312 for interest during the nine months ended September 30, 2007 and 2006, respectively.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007
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

5.    Contingency

The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2007	$31,584
2008	18,424
$50,008

6.    Related Party Transactions

On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the first quarter of 2007. In addition to the refinancing, the Company borrowed $516,054 from certain officers and directors in 2007, of which, $331,054 were repaid. During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which matured during June of 2007. The $250,000 note has not been extended. The company continues to accrue interest at the prevailing interest rate.

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

Of the total note proceeds received or refinanced during the nine months ended September 30, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,289,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30, 2007, the unamortized discount on the notes payable is $112,906. During the nine months ended September 30, 2007, amortization of discounts of $332,862 was recorded as interest expense.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007
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

During the nine months ended September 30, 2007, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 890,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the nine months ended September 30, 2007, $135,291 of non-cash compensation cost was recognized. Of that amount, $103,741 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr. Bonmati’s 2006 salary accrual and additional paid-in capital.

8.    Major Customers

During 2007, approximately 37% of total sales were derived from the Company’s three largest customers and all receivables at September 30, 2007 were collected from these customers.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

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
FORM 10-QSB SEPTEMBER 30, 2007

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

Liquidity and Capital Resources

The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2006 and 2005, the Company incurred aggregate net losses from operations of $4,368,456 and negative cash flow from operations of $3,068,682. During the nine months ended September 30, 2007, the Company incurred a net loss of $932,855 and negative cash flow from operations of $290,449. As of September 30, 2007, the Company had $9,569 in unrestricted cash and cash equivalents available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 1, 2007, Lamar Health Fitness & Sports (‘‘LHFS’’), a provider of innovative products to the home fitness market, entered into a licensing agreement with the Company. LHFS acquired from the Company a non-exclusive license to design, manufacture, market and service in the retail market, whole body vibration devices using the same patented technology that the Company uses for its VibraFlex® whole body vibration systems sold in the commercial market. LHFS also agreed to act as a non-exclusive distributor of the Company’s VibraFlex® models in the U.S. commercial market. As of September 30, 2007, the Company has not conducted any sales activity with LHFS and is evaluating certain modifications to the agreement.

The level of the Company’s cash and cash equivalents increased to $9,569 at September 30, 2007 from $4,011 at December 31, 2006. The Company expended $290,449 in cash for operations during the nine months ended September 30, 2007 which was offset by $295,621 in cash provided by financing activities during the nine month period. Through these financing activities the Company received $1,059,402 in loans from officers and directors, which were offset by the repayment of equipment loan payable of $22,792, repayment of borrowings of $391,054, and repayment of the HSBC line of credit of $350,000.

On February 1, 2007, the Company refinanced $1,623,000 of borrowings originating from 2005. The notes and advances were all replaced by a new note that bears interest at 12% and matures one

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

year from the date of issuance. Of the refinanced borrowings, proceeds of $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the first quarter of 2007. In addition to the refinancing, the Company borrowed $516,054 from certain officers and directors in 2007, of which, $331,054 were repaid. During the year ended December 31, 2006, the Company borrowed $1,358,000 in principal amount from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 were notes issued in 2006 bearing interest at the JPMorgan Chase prime rate plus one (8.25% at December 31, 2006) all of which were refinanced on February 1, 2007 except for $250,000 which matured during June of 2007. The $250,000 note has not been extended. The Company continues to accrue interest at the prevailing interest rate.

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

Of the total note proceeds received or refinanced during the nine months ended September 30, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,289,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At September 30, 2007, the unamortized discount on the notes payable is $112,906. During the nine months ended September 30, 2007, amortization of discounts of $332,862 was recorded as interest expense.

During the nine months ended September 30, 2007, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 890,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the nine months ended September 30, 2007, $135,291 of non-cash compensation cost was recognized. Of that amount, $103,741 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr. Bonmati’s 2006 salary accrual and additional paid-in capital.

The Company had no backlog of orders as of September 30, 2007 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company’s research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

The Company had a net loss of $932,855 ($0.02 per share based on 45,205,211 weighted average shares) for the nine months ended September 30, 2007 compared to net loss of $1,042,579 ($0.02 per share based on 44,366,457 weighted average shares) for the nine months ended September 30, 2006.

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

Item 2.    Management’s Discussion and Analysis or Plan of Operations (Continued)

Revenue for the nine months ended September 30, 2007 decreased $294,507 (or 15.0%) to $1,672,883 from $1,967,390 from the comparable period of fiscal 2006. The decrease in revenue was primarily due to a decrease in Orbasone™ system sales during 2007.

Cost of revenue as a percentage of revenue was 56.3% and 35.1% for the nine months ended September 30, 2007 and 2006, respectively, resulting in a gross margin of 43.7% for the nine months ended September 30, 2007 compared to 64.9% for the comparable period of 2006. The decrease in gross margin was due to a decrease in Orbasone™ system sales in 2007, which maintains a large gross profit percentage, and the inventory write down of the value of the slow moving Orbasone™ systems.

Sales and marketing expense for the nine months ended September 30, 2007 decreased $585,297 (or 47.3%) to $651,521 from $1,236,818 for the nine months ended September 30, 2006. The decrease is due to the Company’s decrease in sales staff to market and sell the Orbasone™ and decreased trade show and travel expenses to market the Orbasone™.

General and administrative expense for the nine months ended September 30, 2007 decreased $368,865 (or 42.02%) to $508,993 from $877,858 for the nine months ended September 30, 2006. The decrease was due to a decrease in payroll expense associated with the exclusion of the Chief Executive Officer’s salary effective January 1, 2007.

Research and development expense for the nine months ended September 30, 2007 decreased $98,674 (or 94.3%) to $5,990 from $104,664 for the nine months ended September 30, 2006. The decrease was primarily due to the suspension of all research and development activities.

Interest expense increased $272,819 (or 125.1%) to $490,912 for the nine months ended September 30, 2007 from $218,093 for the nine months ended September 30, 2006. Interest expense increased due to the increase in borrowings bearing a higher interest rate.

Other income decreased $121,954 (or 105.8%) for the nine months ended September 30, 2007. The $75,000 reduction of the legal reserve in 2006 was reclassified to general and administrative expenses.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (‘‘SFAS 155’’), ‘‘Accounting for Certain Hybrid Financial Instruments’’ which amends Statement of Financial Accounting Standards No. 133 (‘‘SFAS 133’’), ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and Statement of Financial Accounting Standards No. 140 (‘‘SFAS 140’’), ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, the adoption of SFAS 155 did not have an impact on our financial position, results of operations or cash flows.

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

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

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

All of the Company’s loans payable outstanding at September 30, 2007 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $21,100 change in annual interest expense.

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

ORTHOMETRIX, INC.
FORM 10-QSB SEPTEMBER 30, 2007

PART II — OTHER INFORMATION

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
FORM 10-QSB SEPTEMBER 30, 2007

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
FORM 10-QSB SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOMETRIX, INC.
BY:	/s/ Reynald G. Bonmati
Reynald G. Bonmati
President/Chief Executive Officer
BY:	/s/ Neil H. Koenig
Neil H. Koenig
Chief Financial Officer
(Principal Financial Officer)
Dated: November 13, 2007