Form 10KSB
period 2007-12-31
ORTHOMETRIX  INC
filed 2008-03-21
CIK 946428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file No. 0-26206

Orthometrix, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1387931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 Corporate Park Drive, Suite 102, White Plains, NY	10604
(Address of principal executive office)	(Zip Code)

(914) 694-2285
Registrant’s telephone number, including area code

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

Registrant’s revenues for its most recent year were $2,409,589.

The aggregate market value of the registrant’s Common Stock, par value $0.0005 per share, held by non-affiliates of the registrant as of March 5, 2008 was $626,874 based on the price of the last reported sale on the OTC Pink Sheets.

As of March 5, 2008 there were 45,908,618 shares of the registrant’s Common Stock, par value $0.0005 per share, outstanding.

Documents Incorporated By Reference

None

Transitional Small Business Disclosure Format (Check one): Yes       No

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

During the past two years, the Company has experienced aggregate losses from operations of $3,056,246 and has incurred a total negative cash flow from operations of $1,390,003 for the same two-year period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has also implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases with the timing of orders of products.

The Company currently offers five product lines comprised of a total of 15 models. Its principal products are the pQCT® (or XCT™) series for research applications, the pQCT® (or XCT™) series for clinical applications, the Leonardo™, the VibraFlex® series and the Orbasone™. During 2007 and 2006, respectively, 58.2% and 61.8% of total sales were derived from nine customers. These customers are primarily universities and hospitals. The Company markets, sells and services its products primarily in the United States and Canada.

The Company markets, sells and services its products and devices through two divisions – the Healthcare Division and the Sports & Fitness Division:

•	The Healthcare Division markets, sells and services:

1.	pQCT® (peripheral Quantitative Computed Tomography) bone and muscle measurement systems for use in musculoskeletal research applications, including for bone disorders and human performance (also called the XCT™ research product line);

2.	pQCT® bone and muscle measurement systems for use in musculoskeletal clinical applications, including for bone disorders and human performance (also called the XCT™ clinical product line);

3.	the pDEXA® SABRE system, a DXA-based (Dual Energy X-Ray Absoptiometry) system used to measure bone mass and determine body composition of small laboratory animals; during 2007, this line of products has been discontinued for sale;

4.	patented exercise systems used in physical therapy, sports medicine and rehabilitative medicine – the VibraFlex® 550 and the Mini VibraFlex® (three years ago, the Company started selling in the physical therapy, sports medicine and rehabilitative markets the Galileo™ 2000 model that the Company imported from Germany while it was redesigning a United States-made version, which the Company named VibraFlex® Rx; the Company began marketing the VibraFlex® Rx in the second quarter of 2005 in such markets; by the end of 2006, the entire production of VibraFlex® Rx models had been sold and the Company introduced the VibraFlex® 550, now imported from Germany);

5.	the Leonardo™, a human performance measurement device used to quantify the progress made by individuals using the Company’s VibraFlex® exercise systems; and

6.	the Orbasone™ Extracorporal Shock Wave Therapy pain management system (‘‘Orbasone™ ESWT’’), used to treat chronic plantar fasciitis (foot pain), was added to the Company’s product line following the successful completion of pre-market approval of the system by the FDA in the third quarter of 2005 (in the first quarter of 2005, the Company received approval from Health Canada to market and sell the Orbasone™ in Canada to treat chronic plantar fasciitis). The Company also established Orbasone Mobile, LLC (‘‘Orbasone Mobile’’), a regional mobile service to help promote its Orbasone™ ESWT system by bringing ESWT treatment to the doctor’s office for a fee.

•	The Sports & Fitness Division markets, sells and services the following patented exercise systems:

1.	the Mini VibraFlex®;

2.	the Mini VibraFlex® Plus;

3.	the VibraFlex® 550 (see above)

4.	the VibraFlex® 600 (three years ago, the Company started designing a more powerful version of the Galileo™ 2000 that we began marketing under the name VibraFlex® 500 in the fourth quarter of 2004 in the sports and fitness market. By the end of 2006, the entire production of VibraFlex® 500 models had been sold and the Company introduced the VibraFlex® 600, now imported from Germany).

The VibraFlex® products are based on the same patented technology as the Galileo™ products and offer an improved approach to muscle strength development through the short and intense stimulation of the muscles. The Sports & Fitness Division markets, sells and services these systems to fitness centers, gyms, sports clubs and associations and to the general public.

Recent Developments

On February 18, 2007, Kathy Smith, a leader in the health and fitness market, and her representatives on behalf of Kathy Smith Lifestyles (‘‘KSL’’) entered into a sales agreement with the Company. KSL agreed to promote the VibraFlex Home Edition through educational seminars, media appearances and its website, kathysmith.com, with emphasis on the female segment of the market. The agreement ends on December 31, 2007 and can be renewed for successive one year terms thereafter. Currently, this agreement is being discussed between the parties for further participation.

Markets and Products

The Company currently offers five product types comprised of a total of 15 models: 5 models of pQCT® systems for bone & muscle research application (XCT Research SA, XCT Research SA+, XCT Research M, XCT Research M+, and XCT 3000 Research); 2 models of pQCT® systems for clinical application related to bone & muscle disorders (XCT 2000L and XCT 3000); 2 models of patented powered exercise systems for rehabilitation and physical therapy (Mini VibraFlex® and VibraFlex® 550); 1 model of human performance measurement system (Leonardo™); 3 models of VibraFlex® for sports and fitness (Mini VibraFlex® Plus, Mini VibraFlex®, and VibraFlex® 600); 1 model of VibraFlex® for the home wellness/fitness market (VibraFlex® Home Edition) and 1 model of pain relief system (Orbasone™ ESWT).

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

Sales, rental, and service of all pQCT® systems for in vivo and in vitro research, clinical assessment and monitoring of bone density and architecture represented approximately 61.0% of the Company systems sales from operations during fiscal year 2007.

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

6.    The Human Performance Measurement System

The Leonardo™ measures various key parameters of human performance, such as force and power. It has been designed to help the rehabilitation specialist and the physical therapist measure the progress made by his/her patients. The Leonardo™ system is made by Novotec. Leonardo™ sales were not significant for 2007.

7.    Sports and Fitness

The VibraFlex® is a revolutionary exercise system based on the same new and patented concept as the Galileo™ systems. Many European athletes and professional teams (ski, soccer, basketball, volleyball, tennis, etc.) already use the Galileo™ as an inherent part of their training to increase muscle power. One of the first United States athletes to use the Galileo™ system was Lance Armstrong, several times winner of the Tour de France bicycle competition. The Chicago White Sox baseball team was the first United States professional team to use the Galileo™ technology and the VibraFlex® 500 has since been incorporated in their routine training and conditioning. The list of United States professional and collegiate teams using the VibraFlex® product line is growing and now includes the New York Giants, the Miami Dolphins, the Orlando Magic, the Miami Heat, the L.A. Clippers, the Boston Celtics, the Philadelphia 76’ers, the Toronto Raptors, the New England Patriots, the Phoenix Suns, the Pittsburgh Pirates, the Texas Rangers , the Phoenix Coyotes, the New Jersey Nets, Duke University, Pennsylvania University and Ohio State University.

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

Despite the release in January 2006 of a new Category III Current Procedural Terminology (CPT) Code extending the reimbursement of ESWT procedures to Medicare, United Healthcare, a leading private insurance carrier decided to discontinue reimbursing for ESWT procedures, thereby putting on hold the development of this industry. As a result, sales of Orbasone units were insignificant in 2007 and 2006.

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

Sales, Marketing and Customer Service

The Company currently employs one Marketing Manager, one Regional Sales Manager for Pain Management, one Sales Manager for Rehabilitation/Physical Therapy, one full time Sales Consultant for Sports/Fitness, one part-time pQCT® Sales Applications Consultant, one Sales Administration Manager and one Service Engineer.

The Company sells pQCT® Research systems and pQCT Clinical systems directly to its customers, whether they are research or clinical institutions. For Galileo™, VibraFlex® and Leonardo™ sales, the Company typically uses an exclusive independent sales representative to cover one or more states. The Company also sells directly to its customers in those markets where the Company does not have third party sales representatives. The Company’s sales staff is responsible for the support and supervision of independent sales representatives within their geographic region. Support includes participation in trade shows, symposiums, customer visits, product demonstrations, ongoing distribution of literature and publications, sales training and presentations of financing programs. The Company is in the process of expanding its network of independent sales representatives to make use of the country’s large market of rehabilitation centers, physical therapists and fitness facilities. The Company has also started an effort to contract with specialty catalogs and third party websites to promote its new VibraFlex® Home Edition to the public.

The Company markets the Orbasone™ ESWT directly to podiatrists, orthopedic surgeons and mobile services providing ESWT services to such podiatrists and orthopedic surgeons. In the third quarter of 2006, the Company set up Orbasone Mobile, LLC, a regional mobile service to help promote its Orbasone™ ESWT system by bringing ESWT treatment to the doctor’s office for a fee. Orbasone Mobile, LLC’s sales were insignificant for 2007 and 2006.

Marketing efforts are focused primarily on supporting the Sales Manager for Rehabilitation/Physical Therapy and the Sales Consultant for Sports/Fitness in their respective management of independent sales representatives, the pQCT® Sales Applications Consultant and the Marketing Manager. The Marketing Manager focuses on managing sales requests received on the Company’s websites, managing sales lead generation programs, managing product introductions and new product financing programs, designing and maintaining media support such as brochures, manuals, and trade show material, and developing and maintaining the Company Web sites.

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

The VibraFlex® 500, VibraFlex® RX and VibraFlex® 500S products marketed by the Company were developed by the Company and were manufactured for the Company by Kimchuk, Inc. at its facilities located in Connecticut. Manufacturing consisted primarily of testing components, forming and painting of covers, final assembly and quality assurance testing. The Company is no longer using Kimchuk to manufacture VibraFlex products.

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

Some components are produced in accordance with specifications that are specific to the Orbasone™ and require substantial lead times. Until such time as production quantities increase to a level that provides for opportunities to realize economies of scale and dual sourcing of components, each component is generally purchased from a limited number of sources and is subject to the risk that its availability could become delayed if there was a demand for the product.

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

Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2007, the Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

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

Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the Galileo™ and Leonardo™ systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase the Galileo™ and Leonardo™ systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2007, the Distribution Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

Competition

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

The Company’s primary competitors for the sale of musculoskeletal development products are marketers of exercise equipment such as OMNI Fitness and Stairmaster. These companies have products that compete directly with the products marketed by the Company in certain segments of the market. Other companies, such as Power Plate, are marketing products that compete directly with VibraFlex® products. There can be no assurance that the Company’s competitors will fail to develop and market products that make use of the Galileo™’s and VibraFlex®’s novel approach or that are lower priced or better performing as compared to the Galileo™ or VibraFlex® products.

The Company believes that the products it markets compete primarily on the basis of price/performance characteristics, perceived efficacy of results, ease, convenience and safeness of use, quality of service and price.

Pain Management Systems

The pain management systems market was highly competitive until reimbursement became disappointing. Several companies have developed devices that compete or will compete with the

Orbasone™ ESWT. The Company’s primary competitors were Donier MedTech, SanuWave, Inc., Siemens AG and Medispec Ltd., which had products that had already obtained premarket approval (in some cases, for the treatment of plantar fasciitis and in some cases, for the treatment of tennis elbow), as well as Storz Medical, MTS Medical Technologies & Services GmbH, EMS Dolorclast. However, the Company believes that, except for the two latter competitors, most other companies have abandoned the market following the decrease in reimbursement rates. Subject to improvement is reimbursement rates the Company intends to seek PMA approval for additional applications of the Orbasone™ ESWT, such as for the treatment of golf shoulder, tennis elbow and knee pain, when and if it has the financial capability. The Company competes on the basis of size (compactness), performance, price and availability as the Orbasone™ ESWT is the only product of its category that is manufactured in the United States.

Third Party Reimbursement

Pain Management Systems

Pain management is reimbursed only under limited circumstances. Although a Current Procedural Terminology (CPT®) code for the Orbasone™ covering chronic plantar fasciitis was published in October 2005 and made effective as of January 1, 2006, there can be no assurance that CMS or other third party payers will reimburse or continue to reimburse patients for pain management systems and pain treatment sessions involving the Orbasone™ system or that the reimbursement levels will be sufficient to make the purchase of the Orbasone™ attractive to health care providers. Presently reimbursements have been disappointing.

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

Medical devices are classified as either Class I, II, or III based on the risk presented by the device. Class I devices generally do not require review and approval or clearance by the FDA prior to marketing in the U.S. Class II devices generally require premarket clearance through the Section 510(k) premarket notification process, and Class III devices generally require premarket approval through the lengthier premarket approval application (‘‘PMA’’) process. Orthometrix markets Class I, II, and III devices. Section 510(k) submissions may be filed only for those devices that are ‘‘substantially equivalent’’ to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for

PMAs. A Section 510(k) submission generally requires less data than a PMA. The FDA must determine whether or not to clear a Section 510(k) submission within 90 days of its receipt. The FDA may extend this time period, however, if additional data or information is needed to demonstrate substantial equivalence. If a device is not ‘‘substantially equivalent’’ to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not previously called for PMAs, a PMA is required. The premarket approval procedure involves a more complex and lengthy testing and FDA review process than the Section 510(k) premarket notification process. There can be no assurances that clearances or approvals will be obtained on a timely basis, if at all. Modifications or enhancements to products that are either cleared through the Section 510(k) process or approved through the PMA process that could affect a major change in the intended use, or affect the safety or effectiveness, of the device may require further FDA review and clearance or approval through new Section 510(k) or PMA submissions.

The Company has received Section 510(k) clearance for all its bone densitometers marketed in the U.S. for use in humans. The pain management devices (Orbasone™) marketed by the Company in the U.S. were classified by the FDA in August 1998 as Class I devices exempt from Section 510(k) premarket notification requirements. On June 21, 2000, the FDA informed MIP that it erred in its classification of the Orbasone™ and the Company suspended marketing of the Orbasone™. The FDA determined that the Orbasone™ is a Class III device requiring premarket approval. Following such determination MIP granted the Company the exclusive and perpetual authority, right and license in North America to seek PMA for the Orbasone™, and to manufacture, market, sell and service the Orbasone™. The Company has received PMA approval for the Orbasone™. The Galileo™ and VibraFlex® musculoskeletal development products are not medical devices subject to FDA regulation but are consumer products subject to regulation under the Consumer Product Safety Act. However, the Company requested and received on July 25, 2002 a written opinion from the FDA regarding the classification of the Galileo™ for uses in connection with certain medical conditions as a Class I device exempt from Section 510(k) premarket notification requirements.

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

Backlog

Backlog consists of signed purchase orders received by the Company from its customers. As of December 31, 2007, the Company had no backlog of orders. The Company’s ability to ship products depends on manufacturers whose products are distributed by the Company. Purchase orders are generally cancelable. The Company believes that its backlog as of any date is not a meaningful indicator of future operations or net revenues for any future period.

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

Employees

At December 31, 2007, the Company had 7 employees and 3 consultants, of whom 3 were engaged in direct sales and marketing activities. The remaining employees and consultants are in finance, administration, product development and customer service. No employees of the Company are covered by any collective bargaining agreements, and management considers its employee relations generally to be good.

ITEM 2.    PROPERTIES

The Company leases its principal executive offices, which are located at 106 Corporate Park Drive, Suite 102, White Plains, New York 10604. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2008	$18,424

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote to the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning April 1, 2007 the Company’s Common Stock is traded on the Over-The-Counter Pink Sheets under the symbol ‘‘OMRX.PK’’. Prior to September 23, 1998, the Company’s Common Stock was traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Over-The-Counter Pink Sheets for the respective periods. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PERIOD FROM JANUARY 1, 2006 THROUGH DECEMBER 31, 2006:

	High	Low
First Quarter	$0.28	$0.11
Second Quarter	0.27	0.13
Third Quarter	0.30	0.10
Fourth Quarter	0.25	0.07

PERIOD FROM JANUARY 1, 2007 THROUGH DECEMBER 31, 2007:

	High	Low
First Quarter	$0.08	$0.06
Second Quarter	0.04	0.02
Third Quarter	0.06	0.02
Fourth Quarter	0.06	0.02

As of March 5, 2008, the sales price per share of Common Stock, as reported by the Over-The-Counter Pink Sheets, was $0.04.

As of March 5, 2008, there were approximately 93 outstanding stockholders of record of the Company’s Common Stock. This number excludes persons whose shares were held of record by a bank, broker or clearing agency.

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

The Company believes the following accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The Company sells its products directly to customers and through third-party dealers and distributors. Revenue is recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded.

In the United States and Canada, the Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers’ warranty), as well as extended warranty contracts. Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company’s distributors. The Company also offers six-month warranties on replacement parts worldwide. The Company provides warranty services to its customers in the United States and Canada. Any costs incurred by the Company in connection with a warranty of a system are borne by the manufacturer pursuant to the applicable distribution agreement. Therefore, no warranty reserve is required by products sold by the Company.

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

Liquidity and Capital Resources

The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2007 and 2006, the Company incurred aggregate net losses of $3,056,246 and negative cash flow from operations of $1,390,003. During 2007, the Company incurred a net loss of $1,075,932 and negative cash flow from operations of $201,804. As of December 31, 2007, the Company had $27,077 in cash available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The level of the Company’s cash and cash equivalents increased to $23,066 at December 31, 2007 from $4,011 at December 31, 2006. The Company had net cash used in operating activities of $201,804 for the year ended December 31, 2007 which was more than offset by $224,483 in net cash provided by financing activities. Financing activities primarily consisted of $1,559,054 in loans from officers and directors, which were partially offset by the repayment of equipment loan payable of $26,464, repayment of borrowings of $944,054 from related parties and repayment of the line of credit of $350,000.

On February 1, 2007, the Company refinanced $1,623,000 of related party borrowings. Original notes and advances of the Company were all replaced by a new note that bears interest at 12% and matures one year from the date of issuance. Of the refinanced borrowings, $225,000 originated from 2005, $838,000 from 2006, and $560,000 from the first quarter of 2007. In addition to the refinancing, the Company borrowed $636,054 from certain officers and directors in 2007. During 2007, the Company repaid $944,054 of related party borrowings. During the year ended December 31, 2006, the Company borrowed $1,358,000 from related and unaffiliated parties, $633,000 of the borrowings were short term, interest bearing loans, of which $210,000 were repaid in 2006. The remaining $725,000 of notes were refinanced on February 1, 2007 except for $250,000 which matured during June of 2007. The $250,000 note has not been extended.

Of the total note proceeds received or refinanced during the year ended December 31, 2007, $333,689 of the remaining proceeds received or refinanced were allocated to the warrants based on the application of the Black-Scholes option pricing model, with the remaining proceeds of $1,289,311 allocated to the notes payable. The value allocated to the warrants is being amortized to interest expense over the term of the notes. At December 31, 2007, the unamortized discount on the notes payable is $29,483. During the year ended December 31, 2007, amortization of discounts of $416,284 was recorded as interest expense.

During the year ended December 31, 2007, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 890,000 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the year ended December 31, 2007, $147,687 of non-cash compensation cost was recognized. Of that amount, $116,137 of options were recorded as non-cash compensation expense and additional paid-in capital. The remaining balance of $31,550 was recorded against Mr. Bonmati’s 2006 salary accrual and additional paid-in capital. In addition, Mr. Koenig received 600,000 shares of common stock as compensation for the year ended December 31, 2007.

The Company had no backlog of orders as of December 31, 2007 and there are no material commitments for capital expenditures as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain funding on a timely basis, they may be required to significantly curtail one or more of the Company’s research or development programs. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

The Company had a net loss of $1,075,932 ($0.02 per share based on 45,232,919 weighted average shares) for the year ended December 31, 2007 compared to a net loss of $1,980,314 ($0.04 per share based on 44,534,340 weighted average shares) for the year ended December 31, 2006.

Revenue for the year ended December 31, 2007 increased $47,162 (or 2.0%) to $2,409,589 from $2,362,427 in 2006. The increase in revenue was primarily due to an increase in XCT and VibraFlex® sales during 2007.

Cost of revenue as a percentage of revenue was 55.6% and 36.6% for the year ended December 31, 2007 and 2006, respectively, resulting in a gross profit of 44.4% for the year ended December 31, 2007 compared to 63.4% for the comparable period of 2006. The drop in gross profit percentage was due to a write down of Orbasone™ inventory of approximately $240,000 and the loss of Orbasone™ sales which had maintained a higher gross profit.

Sales and marketing expense for the year ended December 31, 2007 decreased $1,010,800 (or 55.7%) to $804,239 from $1,815,039 for the year ended December 31, 2006. The decrease is due to the Company’s decrease in sales staff.

General and administrative expense for the year ended December 31, 2007 decreased $538,788 (or 44.4%) to $675,561 from $1,214,349 for the year ended December 31, 2006. The decrease is primarily the waiving by Mr. Bonmati of his salary which was $400,000 in the prior year with also a reduction in professional fees which had been incurred in the prior year as a result of changes in the Company’s capital structure.

Research and development expense for the year ended December 31, 2007 decreased $105,372 (or 94.2%) to $6,464 from $111,836 for the year ended December 31, 2006. The decrease was primarily due to decreased expenses incurred in connection with the PMA process and not having available funds for new research.

Interest expense increased $314,360 (or 92.5%) to $654,120 for the year ended December 31, 2007 from $339,760 for the year ended December 31, 2006. Interest expense increased due to the increased number of interest bearing loans as compared to 2006 and amortization associated with warrants.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, ‘‘Accounting for Income Taxes.’’ This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

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

All of the Company’s loans payable outstanding at December 31, 2007 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $20,362 change in annual interest expense.

ITEM 7.    FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Orthometrix, Inc.
White Plains, NY

We have audited the accompanying balance sheet of Orthometrix, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthometrix, Inc. at December 31, 2007 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2007 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Radin Glass & Co., LLP
Certified Public Accountants
New York, NY

February 25, 2008

ORTHOMETRIX, INC.
BALANCE SHEET
AS OF DECEMBER 31, 2007

Assets
Current assets:
Cash	$27,077
Accounts receivable – trade	144,972
Inventories	548,047
Prepaid expenses	7,792
Total current assets	727,888
Property and equipment, net	53,202
Deferred financing costs, net	1,388
Other	11,658
Total Assets	$794,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,351,830
Accrued expenses	167,986
Customer deposits	64,747
Loans payable – related party	115,000
Notes payable related party – net of discount	1,843,517
Unearned service revenue	68,649
Loan payable – equipment	13,971
Total current liabilities	3,625,700
Long term loan payable – equipment	14,147
Long term notes payable – related party	20,000
Stockholders’ deficit:
Common stock – par value $.0005 per share, 75,000,000 shares authorized, and 45,908,618 shares issued and outstanding	22,953
Preferred stock – par value $.0005 per share, 1,000,000 shares authorized	—
Additional paid-in capital	44,029,964
Accumulated deficit	(46,918,628)
Total stockholders’ deficit	(2,865,711)
Total Liabilities and Stockholders’ Deficit	$794,136

See notes to the financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue	$2,409,589	$2,362,427
Cost of revenue	1,339,363	864,196
Gross profit	1,070,226	1,498,231
Sales and marketing expense	804,239	1,815,039
General and administrative expense	675,561	1,214,349
Research and development expense	6,464	111,836
Operating loss	(416,038)	(1,642,993)
Interest expense	(654,120)	(339,760)
Interest income	459	2,208
Other (expense) income	(6,233)	231
Net loss	$(1,075,932)	$(1,980,314)
Basic and diluted weighted average shares	45,232,919	44,534,340
Basic and diluted loss per share	$(0.02)	$(0.04)

See notes to the financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Shares	Total	Common Stock	Additional Paid-In Capital	Accumulated Deficit
Balance as of December 31, 2005	44,207,368	$(798,795)	$22,103	$43,041,484	$(43,862,382)
Warrants issued to non-employees in connection with notes payable	—	290,270	—	290,270	—
Stock options and warrants issued as compensation	—	111,652	—	111,652	—
Stock options exercised	236,250	23,432	117	23,315	—
Stock purchased	125,000	25,000	63	24,938	—
Stock issued as compensation	610,000	43,000	305	42,695	—
Net Loss	—	(1,980,314)	—	—	(1,980,314)
Balance as of December 31, 2006	45,178,618	(2,285,755)	22,588	43,534,353	(45,842,696)
Warrants issued to non-employees in connection with notes payable	—	333,689	—	333,689	—
Stock options and warrants issued as compensation	—	147,687	—	147,687	—
Stock options exercised	45,000	900	22	878	—
Stock issued as compensation	685,000	13,700	343	13,357	—
Net Loss	—	(1,075,932)	—	—	(1,075,932)
Balance as of December 31, 2007	45,908,618	$(2,865,711)	$22,953	$44,029,964	$(46,918,628)

See notes to the financial statements.

ORTHOMETRIX, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,075,932)	$(1,980,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	13,700	43,000
Stock options and warrants issued as compensation	147,687	136,649
Loss on sale of equipment	6,723	—
Amortization expense of note payable discounts	416,284	215,122
Amortization expense of deferred financing costs	15,265	—
Depreciation expense	20,270	21,298
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	94,159	(203,591)
Decrease (increase) in inventories	268,756	(554,307)
Decrease in prepaid expenses and other assets	13,730	134,609
(Decrease) increase in accounts payable	(35,494)	704,282
(Decrease) increase in accrued expenses	(122,040)	236,390
(Decrease) increase in unearned service revenue	(11,616)	42,320
Increase in customer deposits and other liabilities	48,404	16,343
Net cash used in operating activities	(200,104)	(1,188,199)
Cash Flows From Investing Activities:
Net proceeds from sale of equipment	9,500	—
Purchases of property and equipment	(9,113)	(7,646)
Cash provided by (used in) investing activities	387	(7,646)
Cash Flows From Financing Activities:
Payment of deferred financing costs	(16,653)	—
Proceeds of borrowings from related parties	1,559,054	1,358,000
Repayment of borrowings from related parties	(944,054)	(210,000)
Exercise of stock options	900	23,436
(Repayment) proceeds of line of credit	(350,000)	20,000
Repayment of loan payable – equipment	(26,464)	(14,441)
Net cash provided by financing activities	222,783	1,176,995
Net increase (decrease) in cash	23,066	(18,850)
Cash at beginning of year	4,011	22,861
Cash at end of year	$27,077	$4,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,015	$79,704
Cash paid for income taxes	$1,294	$1,164
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment	$—	$59,843
Less: Amount financed	—	(52,197)
	$—	$7,646

See notes to the financial statements.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

During the past two years, the Company has experienced aggregate net losses of $3,056,246 and has incurred a total negative cash flow from operations of $1,390,003 for the same two-year period. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. The Company is pursuing initiatives to increase liquidity, including external investments and obtaining additional lines of credit. In order to increase its cash flow, the Company is continuing its efforts to stimulate sales. The Company has also implemented high credit standards for its customers and is emphasizing the receipt of down payments from customers at the time their purchase orders are received and attempting to more closely coordinate the timing of purchases with the timing of orders of products.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America.

Revenue and Cost Recognition

The Company primarily sells its products directly to customers and through third party dealers and distributors. Product revenue is recognized at the time products are shipped and title passes to the customer. The Company estimates and records provisions for product installation and user training in the period that the sale is recorded. Service revenue is recognized over the period it is earned.

In the United States and Canada, the Company offers one-year warranties on both the hardware and software included in its systems (except for computer systems, if any, which are covered under their respective manufacturers’ warranty), as well as extended warranty contracts. Outside of the United States and Canada, the Company only offers one-year warranties on parts; the labor warranty is provided by the Company’s distributors. The Company also offers six-month warranties on replacement parts worldwide. The Company provides warranty services to its customers in the United States and Canada. Any costs incurred by the Company in connection with a warranty of a system are borne by the manufacturer pursuant to the applicable distribution agreement. Therefore, no warranty reserve is required by products sold by the Company.

The Company has no obligations to provide any other services to any of its third party dealers or distributors or their customers.

Stock-based Compensation

Stock-based compensation related to employees, directors, and consultants is accounted for at the estimated fair value of the stock-based compensation at the time of issuance.

Receivables

The Company records trade accounts receivable at net realized value. This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of Significant Accounting Policies: (Continued)

trade accounts receivable balance. At December 31, 2007, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

Inventories

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

Fair Value of Financial Instruments

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

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of Significant Accounting Policies: (Continued)

Advertising

The Company expenses the cost of advertising as incurred. Advertising expenses of approximately $10,717 and $19,238 were incurred for the years 2007 and 2006, respectively, and are included in sales and marketing expense.

Research and Development

Research and development costs are charged to operations as incurred.

Loss per Share

Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding, after giving effect to dilutive options, using the treasury stock method.

Options to purchase 4,956,250 and 4,236,250 shares of common stock were outstanding at December 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Warrants to purchase 11,777,000 and 5,560,000 shares of common stock were outstanding at December 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentration of Credit Risk

During 2007 and 2006, respectively, 58.2% and 61.8% of total sales were derived from the Company’s nine largest customers. The Company generally sells on credit terms ranging from thirty to ninety days or against irrevocable letters of credit. Any financing of the end user is the decision of, and dependent on, the distributor in each territory. The Company sells to customers in various geographic territories worldwide.

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

Segment Reporting

The Company operates one reportable segment and evaluates performance based on operations before interest and non-operating items.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Summary of Significant Accounting Policies: (Continued)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, ‘‘Accounting for Income Taxes.’’ This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation was effective for the Company beginning in fiscal year 2007. The adoption of this pronouncement did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. This standard is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

3.	Distribution Agreements:

Stratec

Stratec Medizintechnik GmbH manufactures pQCT-based systems for the Company. Under a Distribution Agreement, dated as of October 1, 1999, Stratec Medizintechnik GmbH gave Bionix L.L.C., a company of which Reynald Bonmati, Chief Executive Officer of the Company, is president, the exclusive right to distribute all Stratec products in the United States, Canada, Mexico, Central and South America and the Caribbean. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002, with Bionix, L.L.C. whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

Under the Distribution Agreement, Stratec grants the Company a license, with the right to sublicense, to market, sell and service the pQCT-based systems in the United States, Canada, Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase these systems from Stratec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2007, the Distribution Agreement with Stratec was renewed for one year, and will be renewed on every October 1st for a one-year term provided that the Company or Stratec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

Novotec

Novotec Medical GmbH manufactures Galileo and Leonardo Systems for the Company. Under a Distribution Agreement, dated as of October 1, 1999, Novotec Medical GmbH gave Bionix the exclusive right to distribute the Galileo™ and Leonardo™ product lines in the United States, Canada, Mexico, Central and South America and the Caribbean. The Company entered into an Assignment and Assumption Agreement, dated as of April 12, 2002, with Bionix, whereby Bionix assigned to the Company all of its right, title and interest in, to and under this Distribution Agreement.

Under the Distribution Agreement, Novotec also grants the license, including a right to sublicense, to market, sell and service the Galileo™ and Leonardo™ systems in the United States, Canada,

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Distribution Agreements: (Continued)

Mexico, Central and South America and the Caribbean. Under the terms of the four-year Distribution Agreement, the Company may purchase the Galileo™ and Leonardo™ systems from Novotec at a fixed price to be adjusted from time to time by mutual consent. On October 1, 2007, the Distribution Agreement with Novotec was renewed for one year, and may be renewed by either party upon prior notice to the other on every October 1st for consecutive one-year terms provided that the Company or Novotec provide the other party thereto with proper and timely written notice of the election to renew the term of the Distribution Agreement.

4.	Inventories:

As of December 31, 2007, inventories consisted of $548,047 of sub-assemblies, parts, spare parts and finished goods. During the year ended December 31, 2007, the Company wrote down the value of its slow moving Orbasone inventory systems by $240,466, increasing the cost of goods sold.

5.	Property and Equipment:

Property and equipment consisted of the following as of December 31, 2007:

Furniture and fixtures	$212,268
Accumulated depreciation	(159,066)
$53,202

6.	Stockholders’ Deficit:

Effective with stockholder approval received on June 14, 2005, the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 45,000,000 to 75,000,000. The Company has authorized 1,000,000 shares of preferred stock, par value $0.0005 per share, issuable in series with such rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2007 and 2006, there was no preferred stock outstanding.

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

7.	Compensation Programs:

Stock Option Plan

The Amended and Restated 1994 Stock Option and Incentive Plan for Employees includes 5,000,000 shares of Common Stock reserved for issuance. Options are issued to employees at the discretion of the Board of Directors. During 2007 and 2006, respectively, 790,000 and 655,000 options were issued as compensation to employees. The Company determines the compensation cost of stock options granted to employees based on the fair value of the options at the time of issuance. Non-cash compensation cost is recognized over the service or vesting period.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.	Compensation Programs: (Continued)

Under the Amended and Restated 2000 Stock Option Plan for Non-Employee Directors and Consultants (the ‘‘Board Plan’’), which has 1,500,000 shares of common stock reserved for issuance, each non-employee director receives options to acquire shares of Common Stock, vesting in four equal annual installments, commencing on the first anniversary of the date of grant, at an exercise price per share not lower than the market value on the date of grant. A grant to acquire 50,000 shares is effective on the date of the director’s first election to the Board of Directors and a grant to acquire 5,000 shares is effective on the date of the director’s reelection to the Board of Directors. Options are issued to consultants at the discretion of the Board of Directors. During 2007 and 2006, respectively, 100,000 and 310,000 options were issued to non-employee directors and consultants. The Company determines the compensation cost of stock options granted to non-employee directors and consultants based on the fair value of the options at the time of issuance. Non-cash compensation cost is recognized over the service or vesting period.

On October 6, 1998 and December 14, 1998, the Board of Directors approved the repricing of certain employee stock options. Approximately 673,750 shares were repriced to $0.67 per share on October 6, 1998 and December 14, 1998, representing a price that was not less than the market value at such dates. On December 14, 2000 the Board of Directors approved the repricing of certain options and accordingly, 1,524,500 shares were repriced to $0.15 per share. Subsequent to the option repricing on December 14, 2000, the company measured compensation expense using variable plan accounting. Compensation cost continues to be adjusted for increases or decreases in the intrinsic value over the term of the options or until they are exercised or forfeited, or expire. The effect of this change was not material in fiscal year 2007 or 2006.

The following is a summary of options related to the Amended and Restated 1994 Stock Option and
Incentive Plan for Employees and the Board Plan as of December 31:

	2007	Range of Option Prices Per Share	2006	Range of Option Prices Per Share
Options outstanding at beginning of year	4,236,250	$0.02 – 0.67	3,792,500	$0.02 – 0.67
Cancellations	(125,000)	$0.19 – 0.20	(285,000)	$0.15 – 0.28
Granted	890,000	$0.02 – 0.09	965,000	$0.07 – 0.30
Exercised	(45,000)	$0.02 – 0.02	(236,250)	$0.06 – 0.30
Options outstanding at end of year	4,956,250		4,236,250
Options exercisable at end of year	2,995,000		2,452,000
Options available for grant at end of year	380,000		1,145,000

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.	Compensation Programs: (Continued)

The following table summarizes information about significant groups of stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercisable Prices	Weighted Average Options Outstanding	Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Options Exercisable	Exercise Price	Weighted Average Remaining Contractual Life in Years
$.02 – .05	1,166,250	$.047	5	1,076,250	$.049	5
.055	495,000	.055	1	495,000	.055	1
.06 – .13	1,395,000	.085	6	382,500	.079	4
.14	45,000	.14	4	11,250	.14	4
.15	261,250	.15	5	216,250	.15	5
.17	175,000	.17	6	131,250	.17	6
.18	45,000	.18	3	11,250	.18	3
.19	95,000	.19	6	47,500	.19	5
.20	235,000	.20	8	88,750	.20	7
.22	160,000	.22	6	80,000	.22	6
.23	70,000	.23	8	23,750	.23	8
.27	10,000	.27	7	5,000	.27	7
.28	65,000	.28	8	32,500	.28	8
.30	123,750	.30	6	56,250	.30	6
.33	510,000	.33	7	255,000	.33	7
.44	45,000	.44	7	22,500	.44	7
.531	10,000	.53	2	10,000	.53	2
.67	50,000	.67	4	50,000	.67	4

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during each of the years ended December 31, 2007 and 2006: dividend yield of 0%, risk-free weighted average interest rate of 4.60% and 4.29%, expected volatility factor of 148% and 150% and an expected option term of 10 years (or 5 years for 10% shareholders). The weighted average fair value at date of grant for options granted during 2007 and 2006 was $0.06 and $0.17 per option, respectively.

401(k) Plan

Pursuant to the Orthometrix, Inc. Retirement Savings Plan, eligible employees may elect to contribute a portion of their salary on a pre-tax basis. With respect to employee contributions of up to 7% of salary, the Company makes a contribution at the rate of 25 cents on the dollar. Contributions are subject to applicable limitations contained in the Internal Revenue Code. Employees are at all times vested in their own contributions; Company matching contributions vest gradually over six years of service. The Company’s policy is to fund plan contributions as they accrue. Contribution expense was $4,567 and $6,402 for the years ended December 31, 2007 and 2006, respectively.

8.	Income Taxes:

The Company did not record a provision for income tax expense for the years ended December 31, 2007 and 2006 since any provision would be offset by the Company’s NOL carryforwards.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

8.	Income Taxes: (Continued)

401(k) Plan (continued)

Income tax expense (benefit) differs from the statutory federal income tax rate of 34% for the years ended December 31 as follows:

	2007	2006
Statutory income tax rate	(34.0%)	(34.0%)
Valuation allowance	42.0	42.0
State income taxes, net of Federal benefit	(8.0)	(8.0)
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and net operating loss carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are summarized below:

2007
Deferred tax assets and liabilities:
Accrued liabilities	$22,464
Valuation allowance	(22,464)
Net current deferred tax assets	—
Net operating loss carryforwards	(8,736,477)
Valuation allowance	(8,736,477)
Net noncurrent deferred tax assets	—
Total deferred tax assets	$—

Realization of the deferred tax asset is dependent on the Company’s ability to generate sufficient taxable income in future periods. Based on the historical operating, losses and the Company’s existing financial condition, in 2007 and 2006, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets.

The Company has utilizable federal and state net operating loss carryforwards of approximately $20,801,135 at December 31, 2007 for income tax purposes, which expire in 2008 through 2024.

9.	Commitments and Contingencies:

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

Leases

Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2008	$18,424

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

10.	Related Party Transactions:

	2007		2006
		Interest Rate		Interest Rate
Loans payable	$115,000	8.25 – 9.25%	$423,000	8.0 – 9.25%
Notes payable, net of discount	1,863,517	12%	637,921	9.25 – 12%
Subtotal	1,978,517		1,060,921
Less: Long term notes payable	(20,000)		(25,000)
Total related party transactions	$1,958,517		$1,035,921

The following is a summary of scheduled principal maturities, by year, securing the related party transactions.

2008	$1,958,517
2009	20,000
$1,978,517

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

During 2007, the Company refinanced $1,623,000 of its notes payable from related parties. During 2006, the Company issued notes payable from related parties of $725,000. In conjunction with the refinancings during 2007 and 2006, 6,492,000 and 1,475,000 of warrants were issued, respectively. The warrants issued in 2007 were valued at $333,689 and the warrants issued in 2006 were valued at $290,270. These warrants were valued using the Black-Scholes option pricing model, and recorded as a discount to the notes payable and a credit to additional paid in capital. At December 31, 2007, the unamortized discount on the notes payable is $29,483. During the years ended December 31, 2007 and 2006, amortization of the notes payable discounts of $416,284 and $215,121 was recorded as interest expense, respectively.

Interest expense for the years ended December 31, 2007 and 2006 in relation to related party loans and notes payable amounted to $229,940 and $124,639, respectively.

During the years ended December 31, 2007 and 2006, the Company’s board of directors approved a grant of stock options to Mr. Reynald Bonmati to purchase an aggregate of 590,000 and 180,000 shares, respectively, of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 5-year options (Mr. Bonmati is a 10% shareholder) and vested over four years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the year ended December 31, 2007, $31,550 of non-cash compensation was recorded against Mr. Bonmati’s accrued salary and additional paid-in capital. During the year ended December 31, 2006, non-cash compensation was not recorded because the options were not yet vested. Mr. Bonmati’s salary was waived for the year ended December 31, 2007.

11.	Supplemental Sales and Customer Information:

During 2007, approximately 58% of total sales were derived from the Company’s three largest customers. During 2006, approximately 62% of total sales were derived from the Company’s nine largest customers. The Company’s largest customers are primarily universities and hospitals.

ORTHOMETRIX, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

11.	Supplemental Sales and Customer Information: (Continued)

401(k) Plan (continued)

The Company’s sales consisted of domestic sales to customers and export sales to customers in the following geographic territories:

	2007		2006
Pacific Rim	$2,163	.09%	$(4,625)	(0.20)%
Europe/Middle East	1,352	.06	570	0.03
Latin America	105,423	4.38	—	—
Canada	643,741	26.71	79,925	3.38
Domestic Sales	1,656,910	68.76	2,286,557	96.79
	$2,409,589	100.00%	$2,362,427	100.00%

12.	Quarterly Financial Data (Unaudited):

	2007 Quarters
	First	Second	Third	Fourth	Total
Revenue	$580,493	$365,973	$726,417	$736,706	$2,409,589
Gross Profit	245,195	144,056	341,586	339,389	1,070,226
Operating (loss) income	(188,522)	(237,437)	(9,708)	19,629	(416,038)
Net loss	(364,202)	(422,654)	(145,999)	(143,077)	(1,075,932)
Weighted average shares:
Basic and diluted	45,178,618	45,178,618	45,257,531	45,315,140	45,232,919
Basic and diluted per share	$(0.01)	(0.01)	(0.00)	(0.00)	(0.02)

	2006 Quarters
	First	Second	Third	Fourth	Total
Revenue	$748,066	$711,956	$507,368	$395,037	$2,362,427
Gross Profit	524,268	426,707	326,461	220,795	1,498,231
Operating loss	(296,820)	(353,524)	(291,560)	(701,089)	(1,642,993)
Net loss	(253,167)	(396,077)	(393,335)	(937,735)	(1,980,314)
Weighted average shares:
Basic and diluted	44,288,618	44,353,618	44,455,303	44,541,444	44,534,340
Basic and diluted per share	$(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A:    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEMS 9, 10, 11, AND 12

NONE

ITEM 13.    EXHIBITS

2.1		Asset Purchase Agreement with Cooper Surgical Acquisition Corp. and Orthometrix, Inc. (E)
3.1		Restated Certificate of Incorporation of Orthometrix, Inc. (C)
3.2		Certificate of Amendment of Restated Certificate of Incorporation (F)
3.3		By-laws of Orthometrix, Inc. as amended (D)
4.1		Form of warrant to purchase shares of common stock of Orthometrix, Inc. (G)
+10	.1	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.2	Product Approval and Licensing Agreement, dated February 12, 2002, by and between M.I.P. GmbH and Bionix L.L.C. (A)
+10	.3	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.4	Distribution Agreement, dated as of October 1, 1999, by and between Stratec Medizintechnik, GmbH and Bionix, L.L.C. (A)
+10	.5	Assignment and Assumption Agreement, dated as of April 12, 2002 by and between Bionix, L.L.C. and Orthometrix, Inc. (A)
+10	.6	Distribution Agreement, dated as of October 1, 1999 by and between Novotec Maschinen GmbH and Bionix, L.L.C. (A)
10.7		$50,000 Promissory Note, dated October 4, 2005, between Orthometrix, Inc. and Huber (G)
10.8		$20,000 Promissory Note, dated October 11, 2005, between Orthometrix, Inc. and John Utzinger (G)
10.9		$100,000 Promissory Note, dated November 18, 2005, between Orthometrix, Inc. and Reynald Bonmati (G)
10.10		$50,000 Promissory Note, dated December 12, 2005, between Orthometrix, Inc. and The Chrystele Bonmati Trust (H)
10.11		$25,000 Promissory Note, dated January 17, 2006, between Orthometrix, Inc. and The Chrystele Bonmati Trust (I)
10.12		$150,000 Promissory Note, dated February 28, 2006, between Orthometrix, Inc. and Reynald Bonmati (I)
10.13		$100,000 Promissory Note, dated March 15, 2006, between Orthometrix, Inc. and The Chrystele Bonmati Trust (I)
10.14		Securities Purchase Agreement, dated February 25, 2005, between Orthometrix, Inc. and Rock Creek Investment Partners, L.P. (B)
10.15		Securities Purchase Agreement, dated March 3, 2005, between Orthometrix, Inc. and Psilos Group Partners II SBIC, L.P. (B)
10.16		Amended and Restated 1994 Stock Option and Incentive Plan for Employees (F)

ITEM 13.    EXHIBITS (Continued)

10.17	Amended and Restated 2000 Stock Option and Incentive Plan for Non Employee Directors and Consultants (F)
10.18	Small Business Grid Note, dated October 3, 2005, between HSBC Bank USA, N.A. and Orthometrix, Inc. (G)
10.19	General Security Agreement, dated October 3, 2005, between HSBC Bank USA, N.A. and Orthometrix, Inc. (G)
10.20	$100,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc. and Michael Huber. (J)
10.21	$50,000 Promissory Note, dated April 7, 2006, between Orthometrix, Inc. and Reynald Bonmati. (J)
10.22	$50,000 Promissory Note, dated April 17, 2006, between Orthometrix, Inc. and Reynald Bonmati. (J)
10.23	$250,000 Promissory Note, dated June 23, 2006 between Orthometrix, Inc. and Psilos Group Partners II-S, L.P. (J)
23.1	Consent of Radin, Glass & Co., LLP (G)
23.2	Consent of Kirkpatrick & Lockhart Nicholson Graham LLP (G)
24	Power of Attorney (G)

Exhibits required by Item 601 of Regulation S-B are filed herewith:

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidentiality requested as to certain provisions.

(A	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated May 15, 2003 and is incorporated herein by reference.
(B	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-KSB dated March 24, 2005 and is incorporated herein by reference.
(C	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-Q dated November 13, 1997, and is incorporated herein by reference.
(D	)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form S-I (Registration No. 33-93220), effective August 1, 1995, and is incorporated herein by reference.
(E	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 8-K dated April 15, 2002, as incorporated herein by reference.
(F	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated August 2, 2005, as incorporated herein by reference.

ITEM 13.    EXHIBITS (Continued)

(G	)	This Exhibit was previously filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (Registration No. 333-130095), effective December 14, 2005, and is incorporated herein by reference.
(H	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-KSB dated February 22, 2006, as incorporated herein by reference.
(I	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated May 10, 2006 as incorporated herein by reference.
(J	)	This Exhibit was previously filed as an Exhibit to the Company’s Report on Form 10-QSB dated August 4, 2006 as incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1.	Audit Fees — The aggregate fees for the years ended December 31, 2007 and 2006 for professional services rendered by Radin, Glass & Co., LLP for the audit of annual financial statements and review of financial statements included in any Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements are approximately $34,500 and $31,000, respectively.

2.	Audit-Related Fees — The registrant did not pay any audit-related fees during the years ended December 31, 2007 and 2006 that are not reported under paragraph 1 above.

3.	Tax Fees — The registrant did not pay any fees during the years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

4.	All Other Fees — The registrant did not pay any other fees during the years ended December 31, 2007 and 2006 other than those reported in paragraphs 1 through 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 20th day of March, 2008.

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

Signature	Capacity In Which Signed	Date

/s/ Reynald G. Bonmati	Chairman of the Board and President (Principal Executive Officer); and Director	March 20, 2008

Reynald G. Bonmati

/s/ Neil H. Koenig	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2008

Neil H. Koenig

/s/ Michael W. Huber	Director	March 20, 2008

Michael W. Huber

/s/ André-Jacques Neusy	Director	March 20, 2008

André-Jacques Neusy

/s/ William Orr	Director	March 20, 2008

William Orr

/s/ Albert S. Waxman	Director	March 20, 2008

Albert S. Waxman