Form 10-Q
period 2008-03-31
ORTHOMETRIX  INC
filed 2008-05-16
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

There were 46,928,618 shares of common stock outstanding as of May 13, 2008.

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$99,009	$27,077
Accounts receivable - trade	7,136	144,972
Inventories	428,448	548,047
Prepaid expenses	3,538	7,792
Total current assets	538,131	727,888
Property and equipment, net	49,114	53,202
Deferred financing costs, net	—	1,388
Other	11,658	11,658
Total Assets	$598,903	$794,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - trade	$1,035,417	$1,351,830
Accrued expenses	164,322	167,986
Customer deposits	64,747	64,747
Related party loans	30,000	115,000
Notes payable related party, net of discount	2,179,321	1,843,517
Unearned service revenue	75,104	68,649
Loan payable - equipment	13,209	13,971
Total current liabilities	3,562,120	3,625,700
Long term loan payable - equipment	11,657	14,147
Long term notes payable - related party	—	20,000
Total long term liabilities	11,657	34,147
Stockholders’ deficit:
Common stock - par value $.0005 per share, 75,000,000 shares authorized, 46,928,618 and 45,908,618 shares issued and outstanding, respectively	23,463	22,953
Preferred stock - par value $.0005 per share, 1,000,000 shares authorized	—	—
Additional paid-in capital	44,161,590	44,029,964
Accumulated deficit	(47,159,927)	(46,918,628)
Total stockholders’ deficit	(2,974,874)	(2,865,711)
Total Liabilities and Stockholders’ Deficit	$598,903	$794,136

See notes to consolidated financial statements.

2 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2008	2007
Revenue	$363,732	$580,493
Cost of revenue	192,815	335,298
Gross profit	170,917	245,195
Sales and marketing expense	125,180	253,176
General and administrative expense	197,186	180,541
Operating loss	(151,449)	(188,522)
Interest expense	(98,726)	(175,929)
Interest income	663	249
Other income	8,213	—
Net loss	$(241,299)	$(364,202)
Basic and diluted weighted average shares	45,987,080	45,178,618
Basic and diluted loss per share:
Net loss	$(0.01)	$(0.01)

See notes to consolidated financial statements.

3 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(241,299)	$(364,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options and warrants issued as compensation	61,731	77,795
Amortization expense of note payable discounts	34,559	124,722
Amortization expense of deferred financing costs	1,388	2,776
Depreciation expense	4,088	5,321
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	137,836	(205,738)
Decrease in inventories	119,599	103,222
Decrease in prepaid expenses	4,254	234
(Decrease) increase in accounts payable	(316,413)	133,480
Decrease in accrued expenses	(3,664)	(39,949)
(Decrease) increase in unearned service revenue	6,455	19,329
Increase in customer deposits and other liabilities	—	(16,175)
Net cash used in operating activities	(191,466)	(159,185)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(3,683)
Cash used in investing activities	—	(3,683)
Cash Flows From Financing Activities:
Proceeds of borrowings from related parties	535,000	601,000
Repayment of borrowings from related parties	(318,000)	(87,000)
Exercise of stock options and warrants	49,650	—
Proceeds of line of credit	—	(350,000)
Repayment of loan payable - equipment	(3,252)	(4,483)
Net cash provided by financing activities	263,398	159,517
Net increase (decrease) in cash	71,932	(3,351)
Cash at beginning of period	27,077	4,011
Cash at end of period	$99,009	$660
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,177	$9,381
Cash paid for income taxes	$4,880	$1,845

See notes to consolidated financial statements.

4 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Going Concern

The consolidated financial statements of Orthometrix, Inc. and Subsidiary (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, and included in the Company’s Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 21, 2008. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for these interim periods.

During the past two fiscal years ended December 31, 2007 and 2006, the Company has experienced aggregate losses from operations of $3,056,246 and has incurred total negative cash flow from operations of $1,390,003 for the same two-year period. During the three months ended March 31, 2008, the Company experienced a net loss of $241,299 and a negative cash flow from operating activities of $191,466. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

2.	Inventories

As of March 31, 2008, inventories consisted of $428,448 of sub-assemblies, parts, spare parts and finished goods. During the three months ended March 31, 2008, the Company wrote down the value of its spare parts in excess of on-hand inventory by $22,000.

5 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Income Taxes

The Company accounts for deferred income taxes by recognizing the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital. Realization of the deferred tax asset is dependent on the Company’s ability to generate sufficient taxable income in future periods. Based on the Company’s existing financial condition, the Company determined that it was more likely than not that the deferred tax assets would not be realized. Accordingly, the Company recorded a valuation allowance to reduce the deferred tax assets to zero.

4.	Contingency

The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2008	$18,424

The Company will not be renewing its corporate office lease on July 31, 2008.

5.	Related Party Transactions

As of March 31, 2008, related party debt consists of:

		Interest Rate
Loans payable	$30,000	6.25 - 8.25%
Notes payable, net of discount	2,179,321	12%
Total related party debt	$2,209,321

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

During the three months ended March 31, 2008, the Company issued notes payable to related parties of $535,000. In conjunction with these notes payable, 535,000 warrants were issued. The warrants issued were valued at $20,755. These warrants were valued using the Black-Scholes option pricing model, and recorded as a discount to the notes payable and a credit to additional paid in capital. At March 31, 2008, the unamortized discount on the notes payable is $15,679. During the three months ended March 31, 2008 and 2007, amortization of the notes payable discounts of $34,559 and $124,722 was recorded as interest expense, respectively.

6 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Transactions (Continued)

Interest expense for the three months ended March 31, 2008 and 2007, in relation to related party loans and notes payable amounted to $63,691 and $48,145, respectively.

During the three months ended March 31, 2008, the Company’s board of directors approved a grant of stock options to Mr. Reynald Bonmati to purchase an aggregate of 2,453,750 shares, of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 5-year options (Mr. Bonmati is a 10% shareholder) and vested over four years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the three months ended March 31, 2008, $46,629 of non-cash compensation was recorded as consulting fees and additional paid-in capital. Mr. Bonmati’s salary was waived for the three months ended March 31, 2008.

6.	Stock-Based Compensation

During the three months ended March 31, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 2,921,250 shares of its common stock (which includes the amount described in Note 5) with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the three months ended March 31, 2008, $61,731 of non-cash compensation cost was recognized.

7.	Major Customers

During the three months ended March 31, 2008, approximately 87.6% of total sales were derived from the Company’s three largest customers.

7 of 13

ORTHOMETRIX, INC.

FORM 10-Q MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

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

8 of 13

ORTHOMETRIX, INC.
FORM 10-Q MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

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

The Company accounts for deferred income taxes by recognizing the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The Company realizes an income tax benefit from the exercise of certain stock options or the early disposition of stock acquired upon exercise of certain options. This benefit results in an increase in additional paid in capital.

Liquidity and Capital Resources

The Company has financed operations for the past four years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2007 and 2006, the Company incurred aggregate net losses of $3,056,246 and negative cash flow from operations of $1,390,003. During the three months ended March 31, 2008, the Company incurred a net loss of $241,299 and negative cash flow from operations of $191,466. As of March 31, 2008, the Company had $99,009 in unrestricted cash available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon several factors including obtaining substantial additional financing, increasing sales volume, achieving profitability on the sale of some products and developing new products. However, in order to increase cash flow, the Company is continuing its efforts to stimulate sales. In order to manage credit risk, the Company has begun to implement higher credit standards for customers and to emphasize the receipt of down payments from customers at the time their purchase orders are received. The Company has also begun to request more prepayments from customers and attempt to more closely coordinate the timing of purchases with the timing of orders for products. The Company cannot predict whether or to what extent these risk management functions may slow its ability to grow revenues.

The level of the Company’s cash increased to $99,009 at March 31, 2008 from $27,077 at December 31, 2007. The Company had net cash used in operating activities of $191,466 for the three months ended March 31, 2008 which was more than offset by $263,398 in net cash provided by financing activities. Financing activities consisted of $535,000 in loans from related parties and $49,650 of proceeds received from the exercise of stock options and warrants, which were partially offset by the repayment of equipment loan payable of $3,252 and repayment of borrowings of $318,000 from related parties.

9 of 13

ORTHOMETRIX, INC.
FORM 10-Q MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

During the three months ended March 31, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 2,921,250 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the three months ended March 31, 2008, $61,731 of non-cash compensation cost was recognized as non-cash compensation expense and additional paid-in capital.

The Company had no backlog of orders as of March 31, 2008 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Results of Operations

The Company had a net loss of $241,299 ($0.01 per share based on 45,987,080 weighted average shares) for the three months ended March 31, 2008 compared to net loss of $364,202 ($0.01 per share based on 45,178,618 weighted average shares) for the three months ended March 31, 2007.

Revenue for the three months ended March 31, 2008 decreased $217,761 (or 37.5%) to $363,732 from $580,493 from the comparable period of fiscal 2007. The decrease in revenue was primarily due to a decrease in VibraFlex® and XCT system sales during 2008.

Cost of revenue as a percentage of revenue was 53.0% and 57.8% for the three months ended March 31, 2008 and 2007, respectively, resulting in a gross profit of 47.0% for the three months ended March 31, 2008 compared to 42.2% for the comparable period of 2007. The increase in gross profit was due to a predominant sale of the XCT system, which has a higher gross profit percentage.

10 of 13

ORTHOMETRIX, INC.
FORM 10-Q MARCH 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Sales and marketing expense for the three months ended March 31, 2008 decreased $127,996 (or 50.6%) to $125,180 from $253,176 for the three months ended March 31, 2007. The decrease is due to the Company’s decrease in sales staff to market and sell the Orbasone™ and decreased trade show and travel expenses to market the Orbasone™.

General and administrative expense for the three months ended March 31, 2008 increased $16,645 (or 9.2%) to $197,186 from $180,541 for the three months ended March 31, 2007. The increase was due to a rise in travel expenses incurred.

Interest expense decreased $77,203 (or 43.9%) to $98,726 for the three months ended March 31, 2008 from $175,929 for the three months ended March 31, 2007. Interest expense decreased primarily due to a reduction in the amortization expense of note payable discounts.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this standard to have a material impact on its financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

All of the Company’s loans payable outstanding at March 31, 2008 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $22,203 change in annual interest expense.

Item 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

11 of 13

ORTHOMETRIX, INC.
FORM 10-Q MARCH 31, 2008

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

12 of 13

ORTHOMETRIX, INC.
FORM 10-Q MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOMETRIX, INC.
BY:	/s/ Reynald G. Bonmati
Reynald G. Bonmati President/Chief Executive Officer

BY:	/s/ Neil H. Koenig
Neil H. Koenig Chief Financial Officer (Principal Financial Officer)
Dated: May 15, 2008

13 of 13