Form 10-Q
period 2008-06-30
ORTHOMETRIX  INC
filed 2008-08-14
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-26206
Orthometrix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1387931

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

106 Corporate Park Drive, Suite 102, White Plains,
NY	10604

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (914) 694-2285
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
There were 49,638,896 shares of common stock outstanding as of July 30, 2008.

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$17,210	$27,077
Accounts receivable — trade	16,932	144,972
Other receivable	71,130	—
Inventories	437,689	548,047
Prepaid expenses	6,010	7,792

Total current assets	548,971	727,888
Property and equipment, net	44,843	53,202
Deferred financing costs, net	—	1,388
Other	11,658	11,658

Total Assets	$605,472	$794,136

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable — trade	$1,002,046	$1,351,830
Accrued expenses	201,220	167,986
Customer deposits	64,747	64,747
Related party loans	105,000	115,000
Notes payable related party, net of discount	2,335,784	1,843,517
Unearned service revenue	74,930	68,649
Loan payable — equipment	11,815	13,971

Total current liabilities	3,795,542	3,625,700

Long term loan payable — equipment	9,512	14,147
Long term notes payable — related party	—	20,000

Total long term liabilities	9,512	34,147

Stockholders’ deficit:
Common stock — par value $.0005 per share, 75,000,000 shares authorized, 49,638,896 and 45,908,618 shares issued and outstanding, respectively	24,818	22,953
Preferred stock — par value $.0005 per share, 1,000,000 shares authorized	—	—
Additional paid-in capital	44,200,754	44,029,964
Accumulated deficit	(47,425,154)	(46,918,628)

Total stockholders’ deficit	(3,199,582)	(2,865,711)

Total Liabilities and Stockholders’ Deficit	$605,472	$794,136

See notes to consolidated financial statements.

2 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
Consolidated Statements of Operations (Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2008	2007
Revenue	$589,906	$946,466
Cost of revenue	350,833	557,215

Gross profit	239,073	389,251

Sales and marketing expense	220,521	467,783
General and administrative expense	348,994	342,016
Research and development expense	684	5,411

Operating loss	(331,126)	(425,959)

Interest expense	(184,279)	(361,325)
Interest income	666	428
Other income	8,213	—

Net loss	$(506,526)	$(786,856)

Basic and diluted weighted average shares	46,651,440	45,178,618

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.02)

See notes to consolidated financial statements.

3 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	June 30,	June 30,
	2008	2007
Revenue	$226,174	$365,973
Cost of revenue	158,018	221,917

Gross profit	68,156	144,056

Sales and marketing expense	95,341	214,607
General and administrative expense	151,808	161,475
Research and development expense	684	5,411

Operating loss	(179,677)	(237,437)

Interest expense	(85,553)	(185,396)
Interest income	3	179

Net loss	$(265,227)	$(422,654)

Basic and diluted weighted average shares	47,315,801	45,178,618

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.01)

See notes to consolidated financial statements.

4 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(506,526)	$(786,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	27,103	—
Stock options and warrants issued as compensation	75,147	77,795
Amortization expense of note payable discounts	39,748	249,440
Amortization expense of deferred financing costs	1,388	6,939
Depreciation expense	8,359	10,790
Changes in assets and liabilities:
Decrease in accounts receivable	128,040	49,078
Increase in other receivable	(71,130)	—
Decrease in inventories	110,358	181,259
Decrease in prepaid expenses	1,782	15,588
Decrease in accounts payable	(349,784)	(119,412)
Increase (decrease) in accrued expenses	33,234	(55,951)
Increase in unearned service revenue	6,281	15,970
Increase in customer deposits and other liabilities	—	48,403

Net cash used in operating activities	(496,000)	(306,957)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(8,338)

Cash used in investing activities	—	(8,338)

Cash Flows From Financing Activities:
Proceeds of borrowings from related parties	892,000	843,804
Repayment of borrowings from related parties	(448,726)	(171,500)
Exercise of stock options and warrants	49,650	—
Repayment of line of credit	—	(350,000)
Repayment of loan payable — equipment	(6,791)	(9,066)

Net cash provided by financing activities	486,133	313,238

Net decrease in cash	(9,867)	(2,057)
Cash at beginning of period	27,077	4,011

Cash at end of period	$17,210	$1,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,981	$—

Cash paid for income taxes	$6,754	$—

See notes to consolidated financial statements.

5 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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

During the past two fiscal years ended December 31, 2007 and 2006, the Company has experienced aggregate losses from operations of $3,056,246 and has incurred total negative cash flow from operations of $1,390,003 for the same two-year period. During the six months ended June 30, 2008, the Company experienced a net loss of $506,526 and a negative cash flow from operating activities of $496,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

2.	Inventories

As of June 30, 2008, inventories consisted of $437,689 of sub-assemblies, parts, spare parts and finished goods. During the six months ended June 30, 2008, the Company wrote down the value of its spare parts in excess of on-hand inventory by $44,000.

6 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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

The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space expiring on July 31, 2008. Minimum future rental commitments with regard to the original and amended lease are payable as follows:

2008	$18,424

The Company will not be renewing its corporate office lease on July 31, 2008, but it has been extended one month.

5.	Related Party Transactions

As of June 30, 2008, related party debt consists of:

		Interest Rate
Loans payable	$105,000	6%
Notes payable, net of discount	2,335,784	6% - 12%

Total related party debt	$2,440,784

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

During the six months ended June 30, 2008, the Company issued notes and loans payable to related parties of $892,000. In conjunction with the notes payable, 535,000 warrants were issued. The warrants issued were valued at $20,755. These warrants were valued using the Black-Scholes option pricing model, and recorded as a discount to the notes payable and a credit to additional paid in capital. At June 30, 2008, the unamortized discount on the notes payable is $10,490. During the six months ended June 30, 2008 and 2007, amortization of the notes payable discounts of $39,748 and $249,440 was recorded as interest expense, respectively. During the six months ended June 30, 2008, the Company repaid notes and loans payable to related parties of $448,726.

7 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
5.	Related Party Transactions (Continued)

Interest expense for the six months ended June 30, 2008 and 2007, in relation to related party loans and notes payable amounted to $143,496 and $106,824, respectively.

During the six months ended June 30, 2008, the Company’s board of directors approved a grant of stock options to Mr. Reynald Bonmati to purchase an aggregate of 3,998,750 shares, of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 5-year options (Mr. Bonmati is a 10% shareholder) and vested over four years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the six months ended June 30, 2008, $50,935 of non-cash compensation was recorded as consulting fees and additional paid-in capital. Mr. Bonmati’s salary was waived for the six months ended June 30, 2008.

6.	Stock-Based Compensation

During the six months ended June 30, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 4,566,250 shares of its common stock (which includes the amount described in Note 5) with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the six months ended June 30, 2008, $75,147 of non-cash compensation cost was recognized.

7.	Major Customers

During the six months ended June 30, 2008, approximately 71.5% of total sales were derived from the Company’s three largest customers.

8 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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

9 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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

Liquidity and Capital Resources

The Company has financed operations for the past five years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2007 and 2006, the Company incurred aggregate net losses of $3,056,246 and negative cash flow from operations of $1,390,003. During the six months ended June 30, 2008, the Company incurred a net loss of $506,526 and negative cash flow from operations of $496,000. As of June 30, 2008, the Company had $17,210 in unrestricted cash available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The level of the Company’s cash decreased to $17,210 at June 30, 2008 from $27,077 at December 31, 2007. The Company had net cash used in operating activities of $496,000 for the six months ended June 30, 2008 which was substantially offset by $486,133 in net cash provided by financing activities. Financing activities consisted of $892,000 in loans from related parties and $49,650 of proceeds received from the exercise of stock options and warrants, which were partially offset by the repayment of equipment loan payable of $6,791 and repayment of borrowings of $448,726 from related parties.

10 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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

During the six months ended June 30, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 4,566,250 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the six months ended June 30, 2008, $75,147 of non-cash compensation cost was recognized as non-cash compensation expense and additional paid-in capital.

The Company had a backlog of orders of $8,859 as of June 30, 2008 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.

Star Trac Health & Fitness, Inc. (“Star Trac”), a leading provider of exercise equipment to the commercial and retail fitness markets, entered into a licensing agreement with the Company. Star Trac acquired from the Company a non-exclusive license to design, manufacture, market and service worldwide whole body vibration devices using the same patented technology that the Company uses for its VibraFlex® whole body vibration systems. Style for Life, Inc., a provider of fitness and wellness products and services, acquired from the Company a non-exclusive license to design and manufacture worldwide, and to market and service in the United States, Canada and Mexico, whole body vibration devices using the same patented technology that the Company uses for its VibraFlex® whole body vibration systems.

Results of Operations

The Company had a net loss of $506,526 ($0.01 per share based on 46,651,440 weighted average shares) for the six months ended June 30, 2008 compared to net loss of $786,856 ($0.02 per share based on 45,178,618 weighted average shares) for the six months ended June 30, 2007.

Revenue for the six months ended June 30, 2008 decreased $356,560 (or 37.7%) to $589,906 from $946,466 from the comparable period of fiscal 2007. The decrease in revenue was primarily due to a decrease in VibraFlex® and XCT system sales during 2008.

11 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations (Continued)

Cost of revenue as a percentage of revenue was 59.5% and 58.9% for the six months ended June 30, 2008 and 2007, respectively, resulting in a gross profit of 40.5% for the six months ended June 30, 2008 compared to 41.1% for the comparable period of 2007. The decrease in gross profit was due to the strength of the Euro and a weak dollar, which creates the cost of products to rise.

Sales and marketing expense for the six months ended June 30, 2008 decreased $247,262 (or 52.8%) to $220,521 from $467,783 for the six months ended June 30, 2007. The decrease is due to the Company’s decrease in sales staff to market and sell the Orbasone™ and decreased trade show and travel expenses to market the Orbasone™.

General and administrative expense for the six months ended June 30, 2008 increased $6,978 (or 2.0%) to $348,994 from $342,016 for the six months ended June 30, 2007. The increase was due to a rise in travel expenses incurred.

Interest expense decreased $177,046 (or 49.0%) to $184,279 for the six months ended June 30, 2008 from $361,325 for the six months ended June 30, 2007. Interest expense decreased primarily due to a reduction in the amortization expense of note payable discounts.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this standard to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures of Market Risk
The Company does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

All of the Company’s loans payable outstanding at June 30, 2008 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $24,734 change in annual interest expense.

12 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
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
There has been no change in the Company’s internal controls over financial reporting during the Company’s second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
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

13 of 14

ORTHOMETRIX, INC.
FORM 10-Q JUNE 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOMETRIX, INC.

BY:	/s/ Reynald G. Bonmati Reynald G. Bonmati
President/Chief Executive Officer

BY:	/s/ Neil H. Koenig Neil H. Koenig
Chief Financial Officer
(Principal Financial Officer)

Dated: August 13, 2008

14 of 14