Form 10KSB/A
period 2007-12-31
ORTHOMETRIX  INC
filed 2008-09-15
CIK 946428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
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
Documents Incorporated By Reference
None
Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

10KSB/A

PART III

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

SIGNATURES

EX — 31.1 (EXHIBIT 31.1)

EX — 32.1 (EXHIBIT 32.1)

EX — 32 (EXHIBIT 32)
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

EXPLANATORY NOTE
     This amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of Orthometrix, Inc. (the “Company”) which was filed with the Securities Exchange Commission on March 20, 2008 (the “Original Filing”), is being filed to amend and restate, or include, in its entirety Item 8A of the Original Filing, entitled “Controls and Procedures”, Item 8B, “Other Information” and the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB/A.
     Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III

ITEM 8A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our failure to include Management’s Report on Internal Control over Financial Reporting rendered our disclosure control procedures not effective for the fiscal year 2007. Management is taking all necessary steps to rectify the problem and to ensure that our disclosure control and procedures are designed and operated effectively as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, including completing a reporting requirements checklist in order to assist in performing a more diligent review.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
     Our internal control over financial reporting is supported by written policies and procedures that:
1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria established in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control financial reporting.
     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B.	OTHER INFORMATION
     None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, New York, on the 5th day of September 2008.

ORTHOMETRIX, INC.
By:	/s/ Reynald Bonmati
	Name:	Reynald G. Bonmati
	Title:	President