Form 10-Q
period 2008-09-30
ORTHOMETRIX  INC
filed 2008-11-04
CIK 946428

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code (914) 694-2285
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
There were 49,638,896 shares of common stock outstanding as of October 30, 2008.

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$2,332	$27,077
Accounts receivable — trade	17,047	144,972
Other receivable	35,565	—
Inventories	473,844	548,047
Prepaid expenses	9,500	7,792

Total current assets	538,288	727,888
Property and equipment, net	31,893	53,202
Deferred financing costs, net	—	1,388
Other	11,658	11,658

Total Assets	$581,839	$794,136

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable — trade	$1,154,634	$1,351,830
Accrued expenses	175,409	167,986
Customer deposits	64,747	64,747
Related party loans	263,126	115,000
Notes payable related party, net of discount	2,340,973	1,843,517
Unearned service revenue	77,224	68,649
Loan payable — equipment	4,198	13,971

Total current liabilities	4,080,311	3,625,700

Long term loan payable — equipment	6,574	14,147
Long term notes payable — related party	—	20,000

Total long term liabilities	6,574	34,147

Stockholders’ deficit:
Common stock — par value $.0005 per share, 75,000,000 shares authorized, 49,638,896 and 45,908,618 shares issued and outstanding, respectively	24,818	22,953
Preferred stock — par value $.0005 per share, 1,000,000 shares authorized	—	—
Additional paid-in capital	44,204,948	44,029,964
Accumulated deficit	(47,734,812)	(46,918,628)

Total stockholders’ deficit	(3,505,046)	(2,865,711)

Total Liabilities and Stockholders’ Deficit	$581,839	$794,136

See notes to consolidated financial statements.

2 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Consolidated Statements of Operations (Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2008	2007

Revenue	$720,036	$1,672,883
Cost of revenue	468,370	942,046

Gross profit	251,666	730,837

Sales and marketing expense	325,411	651,521
General and administrative expense	496,895	508,993
Research and development expense	684	5,990

Operating loss	(571,324)	(435,667)

Interest expense	(254,381)	(490,912)
Interest income	666	447
Other income (expense)	8,855	(6,723)

Net loss	$(816,184)	$(932,855)

Basic and diluted weighted average shares	47,654,527	45,205,211

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.02)

See notes to consolidated financial statements.

3 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	September 30,	September 30,
	2008	2007

Revenue	$130,130	$726,417
Cost of revenue	117,537	384,831

Gross profit	12,593	341,586

Sales and marketing expense	104,890	183,738
General and administrative expense	147,901	166,977
Research and development expense	—	579

Operating loss	(240,198)	(9,708)

Interest expense	(70,102)	(129,587)
Interest income	—	19
Other income (expense)	642	(6,723)

Net loss	$(309,658)	$(145,999)

Basic and diluted weighted average shares	49,638,896	45,257,531

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.00)

See notes to consolidated financial statements.

4 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(816,184)	$(932,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation	27,103	—
Stock options and warrants issued as compensation	79,341	90,744
Loss on sale of equipment	4,028	6,723
Amortization expense of note payable discounts	44,937	332,862
Amortization expense of deferred financing costs	1,388	11,102
Depreciation expense	12,781	15,812
Changes in assets and liabilities:
Decrease in accounts receivable	127,925	97,756
Increase in other receivable	(35,565)	—
Decrease in inventories	74,203	121,023
(Increase) decrease in prepaid expenses	(1,708)	16,041
Decrease in accounts payable	(197,196)	(52,751)
Increase (decrease) in accrued expenses	7,423	(51,443)
Increase in unearned service revenue	8,575	6,133
Increase in customer deposits	—	48,404

Net cash used in operating activities	(662,949)	(290,449)

Cash Flows From Investing Activities:
Net proceeds from sale of equipment	4,500	9,500
Purchases of property and equipment	—	(9,114)

Net cash provided by investing activities	4,500	386

Cash Flows From Financing Activities:
Proceeds of borrowings from related parties	1,065,126	1,059,402
Repayment of borrowings from related parties	(463,726)	(391,054)
Exercise of stock options and warrants	49,650	65
Repayment of line of credit	—	(350,000)
Repayment of loan payable — equipment	(17,346)	(22,792)

Net cash provided by financing activities	633,704	295,621

Net (decrease) increase in cash	(24,745)	5,558

Cash at beginning of period	27,077	4,011

Cash at end of period	$2,332	$9,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,306	$—

Cash paid for income taxes	$6,754	$—

See notes to consolidated financial statements.

5 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
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

During the past two fiscal years ended December 31, 2007 and 2006, the Company has experienced aggregate losses from operations of $3,056,246 and has incurred total negative cash flow from operations of $1,390,003 for the same two-year period. During the nine months ended September 30, 2008, the Company experienced a net loss of $816,184 and a negative cash flow from operating activities of $662,949. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

2.	Inventories

As of September 30, 2008, inventories consisted of $473,844 of sub-assemblies, parts, spare parts and finished goods. During the nine months ended September 30, 2008, the Company wrote down the value of its spare parts in excess of on-hand inventory by $66,000.

6 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
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

The Company leases its corporate office space located in White Plains, New York. Effective August 1, 2003, the Company amended its lease for office space which expired on July 31, 2008. The Company did not renew its corporate office lease on July 31, 2008, but it has been extended on a month to month basis at $2,632 per month.

5.	Related Party Transactions

As of September 30, 2008, related party debt consists of:

		Interest Rate
Loans payable	$263,126	6%
Notes payable, net of discount	2,340,973	6% - 12%

Total related party debt	$2,604,099

For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.

During the nine months ended September 30, 2008, the Company issued notes and loans payable to related parties of $1,065,126. In conjunction with the notes payable, 535,000 warrants were issued. The warrants issued were valued at $20,755. These warrants were valued using the Black-Scholes option pricing model, and recorded as a discount to the notes payable and a credit to additional paid in capital. At September 30, 2008, the unamortized discount on the notes payable is $5,301. During the nine months ended September 30, 2008 and 2007, amortization of the notes payable discounts of $44,937 and $332,862 was recorded as interest expense, respectively. During the nine months ended September 30, 2008, the Company repaid notes and loans payable to related parties of $463,726.

7 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
5.	Related Party Transactions (Continued)

Interest expense for the nine months ended September 30, 2008 and 2007, in relation to related party loans and notes payable amounted to $207,013 and $152,191, respectively.

During the nine months ended September 30, 2008, the Company’s board of directors approved a grant of stock options to Mr. Reynald Bonmati to purchase an aggregate of 3,998,750 shares, of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 5-year options (Mr. Bonmati is a 10% shareholder) and vest over four years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the nine months ended September 30, 2008, $54,681 of non-cash compensation was recorded as consulting fees and additional paid-in capital. Mr. Bonmati’s salary was waived for the nine months ended September 30, 2008.

6.	Stock-Based Compensation

During the nine months ended September 30, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 4,566,250 shares of its common stock (which includes the amount described in Note 5) with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the nine months ended September 30, 2008, $79,342 of non-cash compensation cost was recognized.

7.	Major Customers

During the nine months ended September 30, 2008, approximately 58.6% of total sales were derived from the Company’s three largest customers.

8 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
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

9 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
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
Liquidity and Capital Resources
The Company has financed operations for the past five years through the sale of equity securities and the issuance of debt. For the two years ending December 31, 2007 and 2006, the Company incurred aggregate net losses of $3,056,246 and negative cash flow from operations of $1,390,003. During the nine months ended September 30, 2008, the Company incurred a net loss of $816,184 and negative cash flow from operations of $662,949. As of September 30, 2008, the Company had $2,332 in unrestricted cash available for working capital purposes. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
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
The level of the Company’s cash decreased to $2,332 at September 30, 2008 from $27,077 at December 31, 2007. The Company had net cash used in operating activities of $662,949 for the nine months ended September 30, 2008 which was substantially offset by $633,704 in net cash provided by financing activities and $4,500 of cash provided by investing activities. Financing activities consisted of

10 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources (Continued)
$1,065,126 in loans from related parties and $49,650 of proceeds received from the exercise of stock options and warrants, which were partially offset by the repayment of equipment loan payable of $17,346 and repayment of borrowings of $463,726 from related parties. Investing activities consisted of $4,500 of net proceeds received from the sale of equipment.
For all of the notes, the Company is obligated to prepay the principal amount within 10 days upon the occurrence of either of two events; if it (i) receives at least $5,000,000 from an equity financing or (ii) sells substantially all of its assets.
During the nine months ended September 30, 2008, the Company’s board of directors approved a grant of stock options to employees, directors and independent consultants to purchase an aggregate of 4,566,250 shares of its common stock with exercise prices equal to or greater than the market price of stock on the date of grant. The options are 10-year options (with the exception of Mr. Bonmati, a 10% shareholder, whose options expire in 5 years) and vest over 4 years. The fair value of these issuances was estimated using the application of the Black-Scholes option pricing model. During the nine months ended September 30, 2008, $79,342 of non-cash compensation cost was recognized as non-cash compensation expense and additional paid-in capital.
The Company had no backlog of orders as of September 30, 2008 and there are no material commitments for capital expenditure as of that date. The Company believes that they will need to raise substantial additional capital within the next twelve months in order to support the planned growth of the business. The Company may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities, further dilution to existing stockholders may result. The Company also could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of their technologies, product candidates or products which they would otherwise pursue on their own.
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

11 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
The Company had a net loss of $816,184 ($0.02 per share based on 47,654,527 weighted average shares) for the nine months ended September 30, 2008 compared to net loss of $932,855 ($0.02 per share based on 45,205,211 weighted average shares) for the nine months ended September 30, 2007.
Revenue for the nine months ended September 30, 2008 decreased $952,847 (or 57.0%) to $720,036 from $1,672,883 from the comparable period of fiscal 2007. The decrease in revenue was primarily due to a decrease in VibraFlex® and XCT system sales during 2008.
Cost of revenue as a percentage of revenue was 65.0% and 56.3% for the nine months ended September 30, 2008 and 2007, respectively, resulting in a gross profit of 35.0% for the nine months ended September 30, 2008 compared to 43.7% for the comparable period of 2007. The decrease in gross profit was due to the strength of the Euro and a weak dollar, which creates the cost of products to rise.
Sales and marketing expense for the nine months ended September 30, 2008 decreased $326,110 (or 50.1%) to $325,411 from $651,521 for the nine months ended September 30, 2007. The decrease is due to the Company’s decrease in sales staff to market and sell the Orbasone™ and decreased trade show and travel expenses to market the Orbasone™.
General and administrative expense for the nine months ended September 30, 2008 decreased $12,098 (or 2.4%) to $496,895 from $508,993 for the nine months ended September 30, 2007. The decrease was due to a reduction of insurance expenses incurred by the Company.
Interest expense decreased $236,531 (or 48.2%) to $254,381 for the nine months ended September 30, 2008 from $490,912 for the nine months ended September 30, 2007. Interest expense decreased primarily due to a reduction in the amortization expense of note payable discounts.
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

12 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Recently Issued Accounting Pronouncements (Continued)
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
All of the Company’s loans payable outstanding at September 30, 2008 have variable interest rates and therefore are subject to interest rate risk. A one percent change in the variable interest rate would result in a $26,199 change in annual interest expense.
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
There has been no change in the Company’s internal controls over financial reporting during the Company’s third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

13 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
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

14 of 15

ORTHOMETRIX, INC.
FORM 10-Q SEPTEMBER 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOMETRIX, INC.
BY:	/s/ Reynald G. Bonmati
Reynald G. Bonmati
President/Chief Executive Officer

BY:	/s/ Neil H. Koenig
Neil H. Koenig
Chief Financial Officer (Principal Financial Officer)

Dated: October 31, 2008

15 of 15